Form 10-Q
period 1995-03-31
DYNA GROUP INTERNATIONAL INC
filed 1995-05-02
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Ouarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                          to

Commission file number:      0-17385

                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                        87-0404753
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

 1801 W. 16th Street, Broadview, Illinois                       60153
(Address of principal executive offices)                     (Zip Code)

                                 708 - 450-9200
              (Registrant's telephone number, including area code)

                                Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                [ X ] Yes [ ] No

        The number of shares outstanding of the registrant's common stock as of March 31, 1995 was 7,431,647.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



                   ASSETS                                                         March 31,                     December 31,
                   ------                                                           1995                            1994
                                                                                  --------                       -----------
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                                           $   139,603                    $   305,610
  Accounts receivable, less allowance
    for doubtful accounts of $92,000                                               1,780,208                      1,915,466
  Inventories                                                                      2,806,938                      2,379,669
  Prepaid expenses and other                                                         220,586                        111,589
  Deferred tax assets                                                                 71,660                         71,660
                                                                                ------------                   ------------
                                                                                   5,018,995                      4,783,994
                                                                                ------------                   ------------

PROPERTY AND EQUIPMENT, less
  accumulated depreciation of
    $1,723,289 and $1,661,778                                                      1,100,820                      1,060,108
                                                                                ------------                   ------------


OTHER ASSETS:
  Cost in excess of net assets of acquired
    business, less accumulated amortization
    of $86,054 and $81,084                                                            49,698                         54,668
  Investment in joint venture                                                         18,140                         25,490
  Due from joint venture                                                              93,648                         39,441
  Other                                                                               91,560                         76,085
                                                                                ------------                   ------------
                                                                                     253,046                        195,684
                                                                                ------------                   ------------
                                                                                 $ 6,372,861                    $ 6,039,786
                                                                                ============                   ============

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

          LIABILITIES AND                                                      March 31,                       December 31,
          ---------------                                                        1995                             1994
        STOCKHOLDERS EQUITY                                                    --------                        -----------
        -------------------                                                   (Unaudited)
CURRENT LIABILITIES:
  Notes payable to banks                                                     $   950,000                     $   740,000
  Notes payable related party                                                    500,000                         500,000
  Accounts payable                                                               775,047                         648,650
  Accrued expenses                                                               445,898                         481,829
  Current maturities of long-term debt                                           145,480                         145,480
                                                                             -----------                     -----------
                                                                               2,816,425                       2,515,959
                                                                             -----------                     -----------
LONG-TERM DEBT BANK:                                                             801,351                         835,197
                                                                             -----------                     -----------


STOCKHOLDERS' EQUITY:
  Common stock $.001 par value - authorized,
    100,000,000 shares; issued 8,179,704                                           8,180                           8,180
  Capital in excess of par value                                                 944,574                         944,574
  Retained earnings                                                            1,974,118                       1,859,135
  Treasury stock - 748,057 and
    684,057                                                                     (151,607)                       (100,196)
  Unearned compensation                                                          (20,180)                        (23,063)
                                                                             -----------                     -----------
                                                                               2,755,085                       2,688,630
                                                                             -----------                     -----------
                                                                             $ 6,372,861                     $ 6,039,786
                                                                             ===========                     ===========

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                               Three Months Ended March 31,
                                                                                      ------------------------------------------
                                                                                        1995                              1994
                                                                                        ----                              ----
NET SALES                                                                             $ 2,040,439                    $ 2,006,691

COST OF SALES                                                                           1,029,298                      1,122,563
                                                                                      -----------                    -----------

          Gross profit                                                                  1,011,141                        884,128

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                                 774,129                        733,558
                                                                                      -----------                    -----------

          Operating income                                                                237,012                        150,570

INTEREST EXPENSE                                                                           44,206                         38,057
                                                                                      -----------                    -----------

LOSS FROM JOINT VENTURE                                                                    (7,350)                         ----
                                                                                      -----------                    -----------

          Income from operations
          before income taxes                                                             185,456                        112,513

PROVISION FOR INCOME TAXES                                                                 70,473                         42,980
                                                                                      -----------                    -----------

          Income from continuing
          operations                                                                      114,983                         69,533
                                                                                      -----------                    -----------

NET INCOME                                                                            $   114,983                    $    69,533
                                                                                      ===========                    ===========
INCOME PER COMMON SHARE                                                               $       .02                    $       .01

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                             7,496,814                      7,432,990

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                   Three Months Ended March 31,
                                                                                              ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               1995                      1994
                                                                                                    ----                      ----
Income from continuing operations                                                              $  114,983                 $  69,533
  Adjustments to reconcile income from
   continuing operations to net cash used
   by operating activities -
     Depreciation and amortization                                                                 66,481                    63,680
     Provision for losses on accounts receivable                                               ----------                 ---------
     Amortization of unearned compensation                                                          2,883                     1,388
     Other                                                                                     ----------                     9,962
     Loss from joint venture                                                                        7,350                 ---------
     Change in assets and liabilities:
       Decrease in accounts receivable                                                            135,258                   618,986
       Increase in inventories                                                                   (427,269)                 (132,085)
       Decrease (increase) in prepaid expenses and other                                         (108,997)                   15,444
       Increase in accounts payable                                                               126,397                    49,171
       Decrease in accrued expenses                                                               (35,931)                  (72,370)
       Increase in other assets                                                                   (39,682)                   (6,310)
                                                                                               ----------                  --------

          Cash (used) provided by operating activities                                           (158,527)                  617,399
                                                                                               ----------                  --------

CASH FL0WS FR0M INVESTING ACTIVITIES:
  Capital expenditures                                                                           (102,223)                  (92,679)
                                                                                               ----------                  --------

          Cash used by investing activities                                                      (102,223)                  (92,679)
                                                                                               ----------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                                      (33,846)                   (8,030)
  Increase (decrease) in notes payable                                                            210,000                  (701,000)
  Advance to joint venture                                                                        (30,000)                     ----
  Repurchase common stock                                                                         (51,411)                     ----
                                                                                               ----------                  --------

          Cash provided (used) by financing activities                                             94,743                  (709,030)
                                                                                               ----------                  --------

DECREASE IN CASH                                                                                 (166,007)                 (184,310)

CASH, beginning of period                                                                         305,610                   290,870
                                                                                               ----------                  --------

CASH, end of period                                                                           $   139,603                 $ 106,560
                                                                                              ===========                  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                                                   $   42,485                 $  28,095
    Income Taxes                                                                                   90,273                    41,894

                            See accompanying notes.

                         DYNA GROUP INTERNATI0NAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

        The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

        The financial information included herein at March 31, 1995 and for the three months ended March 31, 1995 and March 31, 1994 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1994 was derived from the Company's audited financial statements for 1994.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                                      March 31, 1995                           December 31, 1994
                                                      --------------                           -----------------
Raw materials and work in process                      $  1,315,967                            $   839,827
Finished goods                                            1,490,970                              1,539,842
                                                       ------------                            -----------
                                                       $  2,806,937                            $ 2,379,669
                                                       ============                            ===========

NOTE 3 - NOTES PAYABLE

        The Company has an agreement with a bank that provides for maximum aggregate borrowing of $2,750,000 on qualified accounts receivable and inventories as defined. This debt is represented by a revolving credit note with a due date of June 30, 1995, and with interest payable at prime plus 3/4 percent (9.75% at March 31, 1995). The note is collateralized by accounts receivable and inventory. The Company was in compliance with all of its bank covenants at March 31, 1995. The Company anticipates renewing this agreement.

                         DYNA GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE TO RELATED PARTY

        In December 1994, the Company borrowed $560,000 from a bank to repay the long-term debt due to the major stockholder, concurrently the major stockholder loaned the Company $500,000 as evidenced by a promissory note due December 14, 1995 with interest at prime plus 1/2 percent (9.5% at March 31, 1995). The proceeds from this loan were used to reduce current indebtedness to the bank.

NOTE 5 - INCOME TAXES

        The provision for income taxes from continuing operations for the quarters ended March 31, 1995 and March 31, 1994 reflect the Company's estimated effective income tax rate for the full year. These effective rates differed from the federal statuory income tax rate primarily because of the graduated federal income tax rate structure.

NOTE 6 - LONG-TERM DEBT

        In September 1993, the Company borrowed $465,159, with interest at 7.74%, secured by land and building, and payable in monthly installments of $5,580 for principal and interest, through September 17, 1998, at which time the balance of the principal is due. The proceeds from this borrowing were used to repay the previous 9% first mortgage loan. The outstanding balance on this debt was $414,367 at March 31, 1995.

        In December 1994, the Company borrowed $560,000, secured by a personal investment account of the major stockholder, and a second mortgage on the land and building. This note is payable in monthly installments of $9,333 plus interest at prime plus 1/2% (9.5% at March 31, 1995) through December 14, 1999. The proceeds from this note were used to retire the long-term indebtedness of $536,211 to the major stockholder. The outstanding balance on this debt was $532,000 at March 31, 1995.

NOTE 7 - STOCKHOLDERS' EQUITY

        During the first quarter of 1995 the Company repurchased 64,000 shares of stock for its treasury at a cost of $51,411.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Company's working capital ratio declined to approximately 1.8 to 1, net cash in bank decreased by $166,007.

        Operating activities used $158,527. Income from operations and non-cash adjustments provided $191,697. Changes in net working capital items and other assets used $350,224. Net working capital decreased primarily as a result of increases in inventory and prepaid expenses. These increases are the result of new product introductions and in anticipation of future sale requirements. This use of cash was in part offset by a moderate decrease in accounts receivable and a moderate increase in accounts payable. Capital expenditures, primarily dies and molds used $102,223. Financing activities provided $94,743. Payments on long-term debt, the repurchase of common stock and an advance to our joint venture used $115,257. While an increase in notes payable provided $210,000.

        At March 31, 1995 the Company has a revolving line of credit with a bank allowing borrowing up to $2,750,000 against qualified accounts receivable and inventory. At March 31, 1995 approximately $60,000 was available for borrowing. This line of credit is due June 30, 1995. The Company anticipates renewing this agreement.

        As of March 31, 1995, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

        Net sales for the quarter ended March 31, 1995 as compared to March 31, 1994 increased $33,748. Gross margin increased to 50% as compared to 44% in 1994. This increase is attributable to sales mix and the fact that the 1994 gross margin was effected by a large job with a lower margin than normal.

        Selling, general and administrative expenses as a percent of sales increased to 39% in 1995 from 38% in 1994. This nominal increase is the result of added sales and support personnel. The Company is retaining its emphasis on cost control, but felt this added cost necessary to expand and service our customer base.

        Interest expense increased moderately as a result of the increase in prime interest rates.

        The Company's joint venture operation showed a nominal loss of $7,350. It is anticipated that as the volume of work done by the joint venture increases this will become profitable and cost savings will be realized.

        As a result of the foregoing, income before taxes increased $72,943 to $185,456 and income after taxes increased $45,450 or 65% to $114,983.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DYNA GROUP INTERNATIONAL, INC.
                                                  -----------------------------
                                  (Registrant)

Date: May 1, 1995                                 /s/ Roger R. Tuttle
                                                  -----------------------------
                                  (Signature)     Roger R. Tuttle, Chairman
                                                  of the Board and Chief
                                                  Executive Officer

Date: May 1, 1995                                 /s/ William M. Sandstrom
                                                  -----------------------------
                                  (Signature)     William M. Sandstrom,
                                                  Treasurer (Principal
                                                  Accounting and Financial
                                                  Officer)