Form 10-Q
period 1995-06-30
DYNA GROUP INTERNATIONAL INC
filed 1995-07-28
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:   June 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ___________________

Commission file number:      0-17385

                         DYNA GROUP INTERNATIONAL, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

           NEVADA                                        87-0404753
_______________________________                       _________________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


1801 W. 16th Street, Broadview, Illinois                     60153
________________________________________                   __________
(Address of principal executive offices)                   (Zip Code)

                                 708 - 450-9200
              ____________________________________________________
              (Registrant's telephone number, including area code)

                                Not applicable
             ___________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [X] Yes  [ ] No

   The number of shares outstanding of the registrant's common stock as of June 30, 1995 was 7,465,147.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                 June 30,          December 31,
         ASSETS                                                    1995                1994
                                                                 --------         -------------
                                                                (Unaudited)
CURRENT ASSETS:
   Cash                                                      $    58,040         $   305,610
   Accounts receivable, less allowance
     for doubtful accounts of $92,000                          1,803,312           1,915,466
   Inventories                                                 3,101,352           2,379,669
   Prepaid expenses and other                                    203,109             111,589
   Deferred tax assets                                            71,660              71,660
                                                             -----------         -----------
                                                               5,237,473           4,783,994
                                                             -----------         -----------
PROPERTY AND EQUIPMENT, less
   accumulated depreciation of
   $1,795,059 and $1,661,778                                   1,141,897           1,060,108
                                                             -----------         -----------
OTHER ASSETS:
   Cost in excess of net assets of acquired
     business, less accumulated amortization
     of $91,023 and $81,084                                       44,729              54,668
   Investment in joint venture                                    18,140              25,490
   Due from joint venture                                        140,298              39,441
   Other                                                          90,929              76,085
                                                             -----------         -----------
                                                                 294,096             195,684
                                                             -----------         -----------
                                                             $ 6,673,466         $ 6,039,786
                                                             ===========         ===========


                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

   LIABILITIES AND                                          June 30,                             December 31,
STOCKHOLDERS' EQUITY                                          1995                                  1994
- --------------------                                        --------                              ---------
                                                          (Unaudited)
CURRENT LIABILITIES:
   Notes payable bank                                     $ 1,175,000                          $   740,000
   Notes payable related party                                450,000                              500,000
   Accounts payable                                           942,366                              648,650
   Accrued expenses                                           422,652                              481,829
   Current maturities of long-term debt                       145,480                              145,480
                                                          -----------                          -----------
                                                            3,135,498                            2,515,959
                                                          -----------                          -----------
LONG-TERM DEBT BANK:                                          764,751                              835,197
                                                          -----------                          -----------

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value - authorized,
   100,000,000 shares; issued 8,179,704                         8,180                                8,180
   Capital in excess of par value                             950,687                              944,574
   Retained earnings                                        1,988,069                            1,859,135
   Treasury stock - 714,557 and 684,057
     shares, at cost                                         (143,657)                            (100,196)
   Unearned compensation                                      (30,062)                             (23,063)
                                                          -----------                          -----------
                                                            2,773,217                            2,688,630
                                                          -----------                          -----------
                                                          $ 6,673,466                          $ 6,039,786
                                                          ===========                          ===========

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                       Three Months Ended June 30,
                                    --------------------------------
                                        1995                 1994
                                        ----                 ----
NET SALES                           $ 2,123,768          $ 2,494,288

COST OF SALES                         1,096,405            1,248,132
                                    -----------          -----------

        Gross profit                  1,027,363            1,246,156

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              948,393              869,871
                                    -----------          -----------

        Operating income                 78,970              376,285

INTEREST EXPENSE                         56,466               43,037
                                    -----------          -----------
LOSS FROM JOINT VENTURE                    --                   --
                                    -----------          -----------

        Income before income
        taxes                            22,504              333,248

PROVISION FOR INCOME TAXES                8,552              129,975
                                    -----------          -----------

NET INCOME                          $    13,952          $   203,273
                                    ===========          ===========

INCOME PER COMMON SHARE             $     --             $       .03

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           7,466,480            7,513,647

                           See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                        Six Months Ended June 30,
                                    --------------------------------
                                        1995                 1994
                                        ----                 ----
NET SALES                           $ 4,164,207          $ 4,500,979

COST OF SALES                         2,125,703            2,370,695
                                    -----------          -----------

        Gross profit                  2,038,504            2,130,284

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES            1,722,522            1,603,429
                                    -----------          -----------

        Operating income                315,982              526,855

INTEREST EXPENSE                        100,672               81,094
                                    -----------          -----------
LOSS FROM JOINT VENTURE                  (7,350)               --
                                    -----------          -----------

        Income before income
        taxes                           207,960              445,761

PROVISION FOR INCOME TAXES               79,025              172,955
                                    -----------          -----------

NET INCOME                          $   128,935          $   272,806
                                    ===========          ===========

INCOME PER COMMON SHARE             $     .02            $     .04

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           7,485,022            7,457,647

                           See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                             Six Months Ended June 30,
                                                                       -----------------------------------
                                                                          1995                      1994
                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 128,935                 $ 272,806
  Adjustments to reconcile income from
    operations to net cash used
    by operating activities -
      Depreciation and amortization                                      143,220                   139,654
      Provision for losses on accounts receivable                           --                      21,022
      Amortization of unearned compensation                                7,063                     5,761
      Other                                                                 --                      21,111
      Loss from joint venture                                              7,350                      --
      Change in assets and liabilities:
        Decrease in accounts receivable                                  112,154                   397,995
        Increase in inventories                                         (721,683)                 (441,514)
        Decrease (increase) in prepaid expenses and other                (91,520)                   41,723
        (Decrease) increase in accounts payable                          293,716                   203,122
        (Decrease) increase in accrued expenses                          (59,177)                   68,744
        Decrease (increase) in other assets                              (55,701)                   (6,860)
                                                                       ---------                 ---------

          Cash provided (used) by operating activities                  (235,643)                  723,564
                                                                       ---------                 ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (215,070)                 (164,140)
                                                                       ---------                 ---------

          Cash used by investing activities                             (215,070)                 (164,140)
                                                                       ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                             (70,446)                  (21,120)
  Increase (decrease) in notes payable                                   385,000                  (556,000)
  Advance to joint venture                                               (60,000)                    --
  Repurchase common stock                                                (51,411)                    --
                                                                       ---------                 ---------

          Cash provided (used) by financing activities                   203,143                  (577,120)
                                                                       ---------                 ---------

DECREASE IN CASH                                                        (247,570)                  (17,696)

CASH, beginning of period                                                305,610                   290,870
                                                                       ---------                 ---------

CASH, end of period                                                    $  58,040                 $ 273,174
                                                                       =========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                           $  93,083                 $  64,983
    Income Taxes                                                          90,273                    41,894

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

       The financial information included herein at June 30, 1995 and for the three months and six months ended June 30, 1995 and June 30, 1994 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1994 was derived from the Company's audited financial statements for 1994.

NOTE 2 - INVENTORIES

       Inventories consist of the following:

                                    June 30, 1995                  December 31, 1994
                                    -------------                  -----------------
Raw materials and work in process    $ 1,337,371                    $   839,827
Finished goods                         1,763,981                      1,539,842
                                     -----------                    -----------
                                     $ 3,101,352                    $ 2,379,669
                                     ===========                    ===========

NOTE 3 - NOTES PAYABLE TO BANKS

       The Company has an agreement with a bank that provides for maximum aggregate borrowing of $2,750,000 on qualified accounts receivable and inventories as defined. This debt is represented by a revolving credit note with a due date of June 30, 1995, and with interest payable at prime plus 3/4 percent (9 3/4% at June 30, 1995). The note is collateralized by accounts receivable and inventory. At June 30, 1995 the Company had approximately $152,000 available for borrowing and was in compliance with all of its bank covenants. The Company has renewed this agreement with interest payable at prime plus 1/2%, with a due date of June 30, 1996.

                         DYNA GROUP INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE TO RELATED PARTY

       In December 1994, the Company borrowed $560,000 from a bank to repay the long-term debt due to the major stockholder. Concurrently, the major stockholder loaned the Company $500,000 as evidenced by a promissory note due December 14, 1995 with interest at prime plus 1/2 percent (9.5% at June 30, 1995). The proceeds from this loan were used to reduce current indebtedness to the bank.

NOTE 5 - INCOME TAXES

       The provision for income taxes from operations for the three months and six months ended June 30, 1995 and June 30, 1994 reflect the Company's estimated effective income tax rate for the full year. These effective rates differed from the federal statutory income tax rate primarily because of the graduated federal income tax rate structure.

NOTE 6 - LONG-TERM DEBT

       In September 1993, the Company borrowed $465,159, with interest at 7.74%, secured by land and building, and payable in monthly installments of $5,580 for principal and interest, through September 17, 1998, at which time the balance of the principal is due. The proceeds from this borrowing were used to repay the previous 9% first mortgage loan. The balance due on this debt is $405,767 at June 30, 1995.

       In December 1994, the Company borrowed $560,000, secured by a personal investment account of the major stockholder, and a second mortgage on the land and building. This note is payable in monthly installments of $9,333 plus interest at prime plus 1/2% (9.5% at June 30, 1995) through December 14, 1999. The proceeds from this note were used to retire the long-term indebtedness of $536,211 to the major stockholder. The outstanding balance on this debt was $504,000 at June 30, 1995.

NOTE 7 - STOCKHOLDERS' EQUITY

     During the first quarter of 1995, the Company repurchased 64,000 shares of stock for its treasury at a cost of $51,411.

     In May 1995, the Company issued 37,500 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $14,063 in unearned compensation which is being amortized over three years. Also in May, 1995 the Company redeemed 4,000 shares of stock at no cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

       The Company's working capital ratio declined to approximately 1.7 to 1, and net cash in bank decreased by $247,570.

       Operating activities used $235,643. Income from operations and non-cash adjustments provided $286,568. Changes in net working capital items and other assets used $522,211. Net working capital decreased primarily as a result of increases in inventory and prepaid expenses. These increases are the result of new product introductions and in anticipation of future sale requirements.
This use of cash was in part offset by a moderate decrease in accounts receivable and a large increase in accounts payable. Capital expenditures, primarily dies and molds used $215,070. Financing activities provided $203,143. Payments on long-term debt, the repurchase of common stock, and an advance to our joint venture used $181,857, while an increase in notes payable provided $385,000.

       At June 30, 1995 the Company has a revolving line of credit with a bank allowing borrowing up to $2,750,000 against qualified accounts receivable and inventory. At June 30, 1995 approximately $152,000 was available for borrowing. The Company has renewed this agreement with a due date of June 30, 1996.

       As of June 30, 1995, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

       Net sales for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 decreased by $370,520 or 14.9%. This decrease was due to a restructuring of the Company's sales representative force, a change in some customer buying patterns, and some minor impact from the baseball and hockey strikes. Gross margin percent decreased a nominal 1.7% as a result of a change in sales mix.

       Selling, general and administrative expenses increased by $78,522. This increase was related to introducing new products and improving product presentation. The Company is continuing its emphasis on cost control and views these increased expenditures as an investment for future growth.

       Interest expense increased by $13,952 as a result of rate increases and higher borrowing levels.

       The Company's joint venture operation showed no gain or loss in the quarter ended June 30, 1995.

       The above discussed factors resulted in an after tax profit from operations of $13,952 for the quarter ended June 30, 1995 as compared to $203,273 for the quarter ended June 30, 1994.

       For the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 sales decreased by $336,772 or 7.5%. This decrease was a result of a restructuring of the sales representative force, a change in some customer buying patterns, and some minor impact from the baseball and hockey strikes. Gross margin percent improved 1.6% as a result of a change in sales mix.

       Selling, general and administrative expenses for the six months ended June 30, 1995 increased by $119,093. This increase was related to the introduction of new products, improving product presentation, and added personnel. The Company is continuing its emphasis on cost control, and views these increased expenditures as necessary for future growth and to better service the Company's customer base.

       The Company's joint venture showed a nominal loss for the six months ended June 30, 1995. The Company anticipates as the volume of work done by the joint venture increases, it will become profitable, and cost savings will be realized.

       Interest expense for the six months ended June 30, 1995 increased by $19,588 over the similar period in 1994, primarily as a result of rate increases and higher borrowing levels.

       The above discussed factors resulted in an after tax profit from operations of $128,935 for the six months ended June 30, 1995 as compared to $272,806 for the six months ended June 30, 1994.

       The income tax provisions for the three and six months ended June 30, 1995 and June 30, 1994 were based on the Company's estimate of the tax for the full year.

                          PART II - OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of the stockholders was held on July 13, 1995.

(b) Three directors were elected and received the following votes for, against or withheld:


                                       For          Withheld
                                       ---          --------
1. Roger R. Tuttle                   7,043,110       30,600
2. William M. Sandstrom              7,042,710       31,000
3. Jeffrey L. Smith                  7,043,110       30,600


     Item 5. Other Information

         Mr. William Sandstrom has tendered his resignation as Treasurer and Principal Accounting and Financial Officer effective July 31, 1995. Mr. Sandstrom will continue to serve on the Board of Directors as an outside director.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DYNA GROUP INTERNATIONAL, INC.
                      (Registrant)  --------------------------------------------

Date: July 27, 1995                 /s/ Roger R. Tuttle
                                    --------------------------------------------
                       (Signature)  Roger R. Tuttle, Chairman of the Board
                                                     and Chief Executive Officer


Date: July 27, 1995                 /s/ William M. Sandstrom
                                    --------------------------------------------
                       (Signature)  William M. Sandstrom, Treasurer (Principal
                                                          Accounting and
                                                          Financial Officer)