Form 10-Q
period 1995-09-30
DYNA GROUP INTERNATIONAL INC
filed 1995-11-03
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:  September 30, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission file number:         0-17385
                         ----------------------

                         DYNA GROUP INTERNATIONAL, INC.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                NEVADA                                       87-0404753
  ---------------------------------                       --------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)


    1801 W. 16th Street, Broadview, Illinois                    60153
  -------------------------------------------             --------------------
     (Address of principal executive offices)                (Zip Code)


                                 708 - 450-9200
             -----------------------------------------------------
              (Registrant's telephone number, including area code)


                               Not applicable
   -----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   _X_  Yes   ___   No


   The number of shares outstanding of the registrant's common stock as of September 30, 1995 was 7,465,147.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET




                          ASSETS                     September 30,     December 31,
                          ------                         1995              1994
                                                     -------------     -------------
                                                      (Unaudited)
       CURRENT ASSETS:
         Cash                                         $    24,789       $   305,610
         Accounts receivable, less allowance
           for doubtful accounts of $92,000             2,712,050         1,915,466
         Inventories                                    3,363,048         2,379,669
         Prepaid expenses and other                       187,761           111,589
         Deferred tax assets                               71,660            71,660
                                                     ------------      ------------
                                                        6,359,308         4,783,994
                                                     ------------      ------------
       PROPERTY AND EQUIPMENT, less
         accumulated depreciation of
           $1,879,672 and $1,661,778                    1,173,307         1,060,108
                                                     ------------      ------------
       OTHER ASSETS:
         Cost in excess of net assets of acquired
           business, less accumulated amortization
           of $95,993 and $81,084                          39,759            54,668
         Investment in joint venture                       31,691            25,490
         Due from joint venture                            28,190            39,441
         Other                                            106,313            76,085
                                                     ------------       -----------
                                                          205,953           195,684
                                                     ------------       -----------

                                                     $  7,738,568       $ 6,039,786
                                                     ============       ===========




                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


             LIABILITIES AND                        September 30,     December 31,
           STOCKHOLDERS' EQUITY                         1995               1994
           --------------------                     ------------      -----------
                                                     (Unaudited)
         CURRENT LIABILITIES:

           Notes payable to banks                     $ 1,757,000       $   740,000
           Notes payable related party                    450,000           500,000
           Accounts payable                             1,141,659           648,650
           Accrued expenses                               523,638           481,829
           Current maturities of long-term debt           145,480           145,480
                                                     ------------       -----------
                                                        4,017,777         2,515,959
                                                     ------------       -----------

         LONG-TERM DEBT BANK:                             728,189           835,197
                                                     ------------       -----------
         STOCKHOLDERS' EQUITY:
           Common stock $.001 par value - authorized,
             100,000,000 shares; issued 8,179,704           8,180             8,180
           Capital in excess of par value                 950,687           944,574
           Retained earnings                            2,202,626         1,859,135
           Treasury stock - 714,557 and 684,057
             shares, at cost                             (143,657)         (100,196)
           Unearned compensation                          (25,234)          (23,063)
                                                     ------------       -----------
                                                        2,992,602         2,688,630
                                                     ------------       -----------
                                                      $ 7,738,568       $ 6,039,786
                                                     ============       ===========



                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended September 30,
                                                      1995                1994
                                                   ------------        -----------

NET SALES                                          $ 3,077,217          $ 2,886,374

COST OF SALES                                        1,677,875            1,566,475
                                                   -----------          -----------

          Gross profit                               1,399,342            1,319,899

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,005,227              947,711
                                                   -----------          -----------

          Operating income                             394,115              372,188

INTEREST EXPENSE                                        61,608               44,947
                                                   -----------          -----------

GAIN FROM JOINT VENTURE                                 13,551                 ----
                                                   -----------          -----------
          Income before income
          taxes                                        346,058              327,241

PROVISION FOR INCOME TAXES
                                                       131,502              113,133
                                                   -----------          -----------

NET INCOME                                         $   214,556          $   214,108
                                                   ===========          ===========

INCOME PER COMMON SHARE                            $     .03            $     .03

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          7,465,147            7,513,647




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                    Nine Months Ended September 30,
                                                       1995                1994
                                                   ------------         ------------
NET SALES                                          $ 7,241,424          $ 7,387,353

COST OF SALES                                        3,803,578            3,937,170
                                                   ------------         ------------

          Gross profit                               3,437,846            3,450,183

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            2,727,749            2,551,140
                                                   ------------         ------------

          Operating income                             710,097              899,043

INTEREST EXPENSE                                       162,280              126,041
                                                   ------------         ------------

GAIN FROM JOINT VENTURE                                  6,201                ----
                                                   ------------         ------------
          Income before income
          taxes                                        554,018              773,002

PROVISION FOR INCOME TAXES                             210,527              286,088
                                                   ------------         ------------

NET INCOME                                         $   343,491          $   486,914
                                                   ============         ============

INCOME PER COMMON SHARE                            $     .05            $     .07

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           7,464,747            7,478,647




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                       Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                     1995             1994
                                                     --------------    --------------

Net income                                              $ 343,491         $ 486,914
  Adjustments to reconcile income from
   operations to net cash used
   by operating activities -
     Depreciation and amortization                        232,803           227,862
     Provision for losses on accounts receivable           30,888            63,811
     Amortization of unearned compensation                 11,892             9,886
     Other                                                  -----            24,095
     (Gain) from joint venture                             (6,201)            -----
     Change in assets and liabilities:
       (Increase) in accounts receivable                 (827,472)         (200,363)
       (Increase) in inventories                         (983,379)         (360,315)
       Decrease (increase) in prepaid expenses and other  (76,172)           17,527
       Increase in accounts payable                       493,009           194,395
       Increase in accrued expenses                        41,809           128,443
       Decrease (increase) in other assets                (18,977)          (29,403)
                                                        ----------        ----------

         Cash provided (used) by operating activities    (758,309)          562,852
                                                        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (331,093)         (237,149)
                                                        ----------        ----------
          Cash used by investing activities              (331,093)         (237,149)
                                                        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                             (107,008)          (30,274)
  Increase (decrease) in notes payable                    967,000          (511,000)
  Repurchase common stock                                 (51,411)            -----
                                                        ----------        ----------
          Cash provided (used) by financing activities    808,581          (541,274)
                                                        ----------        ----------

DECREASE IN CASH                                         (280,821)         (215,571)

CASH, beginning of period                                 305,610           290,870
                                                        ----------        ----------

CASH, end of period                                     $  24,789         $  75,299
                                                        ==========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                            $ 160,739         $ 101,712
    Income Taxes                                           90,522            78,258





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

     The financial information included herein at September 30, 1995 and for the three months and nine months ended September 30, 1995 and September 30, 1994 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1994 was derived from the Company's audited financial statements for 1994.


NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                           September 30, 1995     December 31, 1994
                                           ------------------     -----------------
          Raw materials and work in process    $ 1,482,587           $   839,827
          Finished goods                         1,880,461             1,539,842
                                               -----------           -----------
                                               $ 3,363,048           $ 2,379,669
                                               ===========           ===========


NOTE 3 - NOTES PAYABLE TO BANKS

     The Company has an agreement with a bank that provides for maximum aggregate borrowing of $2,750,000 on qualified accounts receivable and inventories as defined. This debt is represented by a revolving credit note with a due date of June 30, 1996, and with interest payable at prime plus 1/2 percent (9 1/4% at September 30, 1995). The note is collateralized by accounts receivable and inventory. At September 30, 1995, the Company had approximately $471,000 available for borrowing and was in compliance with all of its bank covenants.

                         DYNA GROUP INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 4 - NOTE PAYABLE TO RELATED PARTY

     In December 1994, the Company borrowed $560,000 from a bank to repay the long-term debt due to the major stockholder. Concurrently, the major stockholder loaned the Company $500,000 as evidenced by a promissory note due December 14, 1995 with interest at prime plus 1/2 percent (9 1/4% at September 30, 1995). The proceeds from this loan were used to reduce current indebtedness to the bank.


NOTE 5 - INCOME TAXES

     The provision for income taxes from operations for the three months and nine months ended September 30, 1995 and September 30, 1994 reflect the Company's estimated effective income tax rate for the full year. These effective rates differed from the federal statutory income tax rate primarily because of the graduated federal income tax rate structure.


NOTE 6 - LONG-TERM DEBT

     In September 1993, the Company borrowed $465,159, with interest at 7.74%, secured by land and building, and payable in monthly installments of $5,580 for principal and interest, through September 17, 1998, at which time the balance of the principal is due. The proceeds from this borrowing were used to repay the previous 9% first mortgage loan. The balance due on this debt is $396,995 at September 30, 1995.

     In December 1994, the Company borrowed $560,000, secured by a personal investment account of the major stockholder, and a second mortgage on the land and building. This note is payable in monthly installments of $9,333 plus interest at prime plus 1/2% (9 1/4% at September 30, 1995) through December 14, 1999. The proceeds from this note were used to retire the long-term indebtedness of $536,211 to the major stockholder. The outstanding balance on this debt was $476,000 at September 30, 1995.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Liquidity and Capital Resources

     The Company's working capital ratio declined to approximately 1.6 to 1, and net cash in bank decreased by $280,821.

     Operating activities used $758,309. Income from operations and non-cash adjustments provided $612,873. Changes in net working capital items and other assets used $1,371,182. Net working capital decreased primarily as a result of increases in inventory and accounts receivable. The increase in receivables was the result of higher sales volumes in August and September. Anticipated strong sales during the fourth quarter 1995 prompted the increase in inventories. The use of cash was partially offset by a substantial increase in accounts payable. Capital expenditures, primarily dies and molds, used $331,093. Financing activities provided $808,581. Payments on long-term debt and the repurchase of common stock used $158,419, while an increase in notes payable provided $967,000.

     At September 30, 1995 the Company has a revolving line of credit with a bank allowing borrowing up to $2,750,000 against qualified accounts receivable and inventory. At September 30, 1995 approximately $471,000 was available for borrowing. This line of credit is due June 30, 1996.

     As of September 30, 1995, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


Results of Operations

     Net sales for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 increased by $190,843 or 6.6%. This increase was due to higher volumes with the company's major retail customers as well as a major new client in the company's premium products division. Gross margin percent remained virtually unchanged, declining a slight .2%.

     Selling, general and administrative expenses increased by $57,516. This increase was related to introducing new products and improving product presentation. The Company is continuing its emphasis on cost control and views these increased expenditures as an investment for future growth.

    Interest expense increased by $16,661 as a result of higher borrowing levels.

    The Company's joint venture operation showed a gain of $13,551 during the quarter ended September 30, 1995.

    The above discussed factors resulted in an after tax profit from operations of $214,556 for the quarter ended September 30, 1995 as compared to $214,108 for the quarter ended September 30, 1994.

     For the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 sales decreased by $145,929 or 2.0%. This decrease was a result of factors present during the first six months of the year--restructuring of the sales representative force and a change in some customer buying patterns. Gross margin percent increased a nominal .8%.

     Selling, general and administrative expenses for the nine months ended September 30, 1995 increased by $176,609. This increase was related to the introduction of new products, improving product presentation, and added personnel. The Company is continuing its emphasis on cost control, and views these increased expenditures as necessary for future growth and to better service the Company's customer base.

     Interest expense for the nine months ended September 30, 1995 increased by $36,239 over the similar period in 1994, primarily as a result of higher borrowing levels.

     The Company's joint venture showed a gain of $6,201 for the nine months ended September 30, 1995. The Company anticipates as the volume of work done by the joint venture increases, it will become more profitable, and additional cost savings will be realized.

     The above discussed factors resulted in an after tax profit from operations of $343,491 for the nine months ended September 30, 1995 as compared to $486,914 for the nine months ended September 30, 1994.

     The income tax provisions for the three and nine months ended September 30, 1995 and September 30, 1994 were based upon the Company's estimate of the tax for the full year.

                         PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b) On August 29, 1995 the Company filed Form 8-K in reference to a change in accountants from Arthur Andersen LLP to BDO Seidman, LLP.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DYNA GROUP INTERNATIONAL, INC.
                                    ----------------------------------------
                        (Registrant)


Date:  November 1, 1995
     ------------------
                                     /s/ Roger T. Tuttle
                                    ----------------------------------------
                         (Signature)  Roger R. Tuttle, Chairman of the Board and
                                                       Chief Executive Officer



Date:  November 1, 1995
     ------------------
                                     /s/ Thomas J. Heslinga
                                    ----------------------------------------
                         (Signature)  Thomas J. Heslinga, Treasurer (Principal
                                                             Accounting and
                                                             Financial Officer)