Form 10-K405
period 1995-12-31
DYNA GROUP INTERNATIONAL INC
filed 1996-04-01
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. (Fee required).
        For the fiscal year ended:            December 31, 1995
                                   ------------------------------------
                                          or
   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (No fee required).

   Commission file number:       0-17385
                           --------------------

                         DYNA GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        87-0404753
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

 1801 West 16th Street, Broadview, Illinois                  60153
 ------------------------------------------                ----------
  (Address of principal executive offices)                 (Zip Code)

  Registrant's telephone number, including area code:  (708) 450-9200
                                                     ----------------------

   Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----------

   Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                    ---------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   x       No
                                    -----        -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K(X).

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 was $3,145,643.

   The number of shares outstanding of the registrant's common stock as of March 1, 1996 was 7,465,147.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

                                                                          Page 2
                                     Part I
Item 1.   Business

General

     Dyna Group International, Inc. (the "Company") is a Nevada corporation and conducts all of its business through its wholly-owned subsidiary, Great American Products, Inc. ("Great American"). The Company was an inactive publicly held corporation (formerly Red Creek Investments, Inc.) until August 22, 1986 when the Company acquired all of the outstanding stock of Dyna Tour Corporation ("Dyna Tour") and simultaneously changed its name to Dyna Group International, Inc. The Company acquired Great American on December 15, 1986, XLM, Inc., ("XL") on January 1, 1987 and Great American Marketing Services Corporation, ("American Marketing") on November 1, 1989.

     In September, 1989, the Company decided to discontinue the operations of its Dyna Tour subsidiary.

     In September, 1992, the Company decided to discontinue the operations of its Wholly owned subsidiary American Marketing.

     In December, 1992, the Company received notice from General Tire, Inc. of their intention to discontinue the distributorship of the Company's wholly owned subsidiary XL. In February, 1993 the Company entered into an agreement with General Tire, Inc, and Hibdon Tire Centers, Inc. for the purchase of its tire inventory and backlog of orders for cost plus $500,000. See "Notes to Consolidated Financial Statements."

     In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the painting and marketing of its products.

     In January 1995, the Company leased a manufacturing/warehousing facility in Columbia, Missouri for the assembly and shipping of its glassware and ceramic products.

     The Company, through its Great American subsidiary, is engaged in the business of manufacturing consumer products for sale to the retail giftware market and the corporate premium and incentive market. Great American produces and sells cast products, pewter enhanced glassware and wall and desk decor.

Products and Sales

     The Company designs, manufactures and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as, pewter decorated glassware, caps, ceramic ware, pewter decorated wall and desk decor, and beginning in 1995 pewter enhanced keepsake boxes. The Company believes this new product line will afford opportunities for sales expansion in new markets as well as with existing customers. All of the Company's centrifugally cast products are designed and manufactured at the Company's Broadview, Illinois facility, with the pewter enhanced glass and ceramic ware assembled in the Columbia, Missouri facility and a significant portion of the painting was performed at the joint venture facility in Mexico. This centrifugal casting business, which was commenced by a predecessor of Great American in 1973, has resulted in the design and manufacture of corporate and brand identity products for over 5,000 companies.

     In 1991, the Company acquired certain assets of Sports Magnets, Inc., including license agreements to market a popular line of consumer magnets which bear the logos of the National Football League, Major League Baseball, the National Hockey League and the National Basketball Association. The Company's Great American subsidiary has also obtained license agreements with the National Football League, Major League Baseball, the National Hockey League and the National Basketball Association, Rock Groups, various Universities, Fraternities and Sororities. The Company is continuing its efforts to expand its license agreements in other areas, as it is management's belief that licensed products will enhance the Company's image and present new opportunities for market expansion. As the license agreements must be periodically renewed it is management's belief that future extensions will continue to allow the Company to market licensed products, and management does not anticipate any cancellations or non-renewals.

     The raw materials used in the manufacture of the Company's centrifugally cast products are obtained and are readily available from numerous sources.

     The business of the Company is affected by seasonal factors due to the varied product mix of the Company's sales. The Company does experience an increase in inventory during the third quarter of the year followed by an increase in accounts receivable during the fourth quarter. Management believes the Company's inventory level and fluctuations in inventory are in line with its sales and seasonal requirements.

     Extension of credit terms provided by the Company to its customers range from normal 30 day terms to 120 days from the date of invoice. Management believes that while these longer credit terms do result in extended collection periods, they also offer the Company an effective sales tool.


Marketing and Distribution

     As of December 31, 1995, the Company's sales force and related support staff numbered 15 persons. The Company also utilizes approximately 183 independent, commissioned sales representatives.

     The Company's centrifugally cast products are sold through the Company's own sales force, including sales made via telemarketing and direct sales, through independent commissioned sales representatives and through distributors. These cast products are also produced for sale to the premium/advertising specialty industry, and are sold through independent commissioned sales representatives and invoiced directly to the end users for purposes of sales promotions and incentives.

     The Company advertises in trade and industry publications, including retail trade publications and incentive marketing publications. Advertising also consists of point of purchase displays for the centrifugally cast products.

Foreign Operations and Export Sales

     The Company from its U.S. facilities markets its products internationally. International sales accounted for 7%, 11% and 13% of total sales for the years ended 1995, 1994 and 1993. In 1995 European sales comprised 74% of international sales, while Asia comprised 6% with the balance sold elsewhere. In 1994 the composition of the international markets was Europe 75%, Asia 11% and the balance sold elsewhere. 1993 international sales composition was Europe 61%, Asia 21% and the balance sold elsewhere.

     In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the painting and marketing of its products. The Company believes this will further reduce costs and open new markets in the Spanish speaking countries. The Company's ownership interest in the joint venture is 45%, with 50% held by the Mexican individuals and 5% held by a U. S. individual.

Major Customers

     The Company has over 5,000 customers. One major customer accounted for 22% of sales in 1995, 20% of sales in 1994, and 16% in 1993.

Competition

     Operations in the consumer goods industry involve the production and sale of cast products, and pewter enhanced glassware. The Company believes that it is a significant factor in the market for cast products based upon Dun and Bradstreet, Inc. reports, and that it currently is not a significant factor in the overall market for glassware. The Company competes in the consumer goods industry primarily on the basis of quality workmanship and competitive pricing.

     Operations in the broad based corporate premium and ad specialty industry for cast products include the sale of corporate products by the Company's sales force and independent representatives. The Company believes that its premium division ranks among the top ten producers of similar products, as estimated by its representatives.

     The Company actively competes with many companies which are substantially larger, have more extensive product lines, wider distribution and greater financial resources.

Employees

     The Company employs up to 237 people, of whom 25 are engaged in sales and administration, 21 in creative and art and 191 in manufacturing and warehousing.

     In December, 1993 the Company was petitioned by its factory employees to allow the Independent Ladies Garment Workers Union ("the Union") to represent them in a collective bargaining agreement. The Company and the Union signed a three year collective bargaining agreement on June 24, 1994. The Company has experienced no adverse effects from this agreement.

Equipment

     The Company's Broadview, Illinois facility is equipped for manufacturing and packaging of centrifugally cast pewter and white metal alloy consumer products. All of the Company's equipment is considered to be in good condition.

     The Company's leased facility in Columbia, Missouri is equipped for the assembly, packaging and shipping of the pewter enhanced glass and ceramic ware.

     The Company's joint venture facility is equipped for painting its cast products.

     The Company also has one (1) vehicle lease which has a monthly rental of $317.

Item 2.   Property

     The Company's executive office is located in a 31,000 square foot owned facility at 1801 W. 16th Street, Broadview, IL 60153. Most of the Company's centrifugally cast products were designed and manufactured at this facility in 1995. In 1996 increasing levels of the manufacturing process are expected to be done by our joint venture partner in Mexico.

     In January 1995, the Company leased a manufacturing/warehousing facility in Columbia, Missouri for assembly and shipping of its glassware and ceramic products. The terms of this lease are summarized below.

                           Approximate area        Lease         Monthly
Type of Facility            in square feet       Expiration       Rental
- ----------------           ----------------      ----------      -------

Manufacturing/Warehouse          20,000           12/31/96        $2,500

Item 3.   Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

                                    PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters

Market Information

     The Company's Common Stock trades on The NASDAQ Small-Cap Market under the symbol DGIX. The following table sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions. Prices were determined based on actual transactions.

                                                                          Page 6
Market Information, continued

                                           High Bid         Low Bid
                                           --------         -------

1995      4th Quarter                      $ 1-7/16         $  13/16
          3rd Quarter                        1                 11/16
          2nd Quarter                        15/16             11/16
          1st Quarter                        1                  5/8

1994      4th Quarter                      $ 1-3/32         $  11/16
          3rd Quarter                        1-1/8             13/16
          2nd Quarter                        15/16             21/32
          1st Quarter                        1-5/16             7/8

Holders

                                             Approximate number of holders
          Title of Class                     of record as of March 1, 1996
          --------------                     -----------------------------

     Common stock, par value
          $.001 per share                                 417

Dividends

     There have been no dividends paid on the Company's Common Stock since inception. It is currently expected that any additional earnings the Company realizes will be retained to finance growth.

Item 6.   Selected Financial Data

     The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent auditors, whose reports on such consolidated financial statements for the three years ended December 31, 1995, 1994, and 1993 are included herein under Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Year ended December 31,
                                    --------------------------------------------

                                    1995      1994      1993      1992     1991
                                    ----      ----      ----      ----     ----
                                       (in thousands except per share amounts)

Net sales                        $10,045   $10,025   $10,703    $8,615   $5,161
Income (loss) from continuing
  operations                         204       564       359       261       (7)
Income (loss) from continuing
  operations per common share        .03       .08       .05       .04      ---
Total assets at end of year        7,774     6,040     5,961     6,112    5,087
Long-term debt, less current
maturities, at end of year           686       835       923       978      937

     See "Notes to Consolidated Financial Statements" regarding business combinations during the periods and discontinued operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Set forth below is a discussion and analysis of the financial condition and operating results of the Company's continuing operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

Liquidity and Capital Resources

     The Company's liquidity position declined to a 1.5 to 1 current ratio. Net cash in bank decreased by $148,603.

     Operating activities from continuing operations used $1,178,082 of cash in 1995. Income from continuing operations and non-cash adjustments provided a total increase in cash of $730,718. This was offset by a $1,930,493 decrease in net working capital, while a decrease in other assets provided $21,693. Net working capital declined as a result of a large increase in inventory. This increase was due to factors both planned and unexpected. During 1995 the Company added several new product lines necessitating a buildup of inventory for these products. The addition of a warehouse in Columbia, Missouri as well as increased production by the joint venture in Mexico also contributed to the increased inventory levels. Finally, sales volumes in certain product lines were less than anticipated, further increasing inventory. Accounts receivable increased substantially due to allowing extended payment terms to some large and valued customers.

     Investing activities used $499,396, with capital expenditures, primarily dies and molds, using $454,396 and an investment in a joint venture using $45,000. Financing activities provided $1,528,875. During the period the Company decreased long-term debt by $144,714, increased short term borrowing $1,725,000 and purchased 68,000 shares of common stock for its treasury for $51,411.

     At December 31, 1995 the Company had a bank revolving line of credit, allowing the Company to borrow up to $2,750,000 against qualified receivables and inventory. At that date the Company had fully utilized its borrowing base. This line of credit expires June 30, 1996. The Company anticipates renewing this agreement.

     As of December 31, 1995 there are no material commitments for future capital expenditures, and management does not feel there will be any major expenditures in the foreseeable future. It is management's belief that the Company's present credit facilities will be adequate to meet its current and future needs, as the Company has instituted programs to reduce inventory from present levels via sales and reduced production levels and to reduce accounts receivable with more intensive collection efforts.

Results of Operations

                                1995 versus 1994

     Net sales for the year ended December 31, 1995 increased by $19,592 or 0.2% as compared to 1994. It should be noted that in 1995 foreign sales declined from the 1994 level by $380,000, as a result of decreasing sales of belt buckles in these markets. The Company is in the process of introducing some of its new product lines to the foreign marketplace which it believes will increase sales.

Domestic sales increased from 1994 levels by nearly $400,000 as a result of new product introduction and increased sales to a major customer. Gross profit margin as a percent of sales increased by 0.3% from 1994 to 1995.

     Selling, general and administrative expenses as a percent of sales increased from 36% in 1994 to 41% in 1995. Most of this increase was associated with the cost of introducing several new product lines and upgrading old lines. Specifically, catalog and packaging costs rose considerably in 1995 due to redesign costs.

     Interest expense increased $69,113 over 1994 due to higher short term borrowing levels prompted by the increased accounts receivable and inventory volumes.

     In August 1994, the Company entered into a joint venture agreement allowing for the painting and casting of its products in Mexico. The Company has a 45% ownership in this operation. In 1995, the Company's equity in the earnings of the joint venture was $14,331.

     For 1995 the Company's net income after taxes declined to $204,325 as compared to 1994's net income of $564,075. The decline in earnings was due to the increases in selling, general and administrative expenses and interest expense as previously discussed.

                                1994 versus 1993

     Net sales for the year ended December 31, 1994 decreased by $677,633 or 6.3% as compared to 1993. This decrease in net sales can be attributed to the Company's refusal to give guaranteed sales to national retailers and some impact from the baseball and hockey strikes.

    Gross profit margin as a percent of sales increased by 2% from 1993 to 1994. This increase is a result of significant reductions in our manufacturing costs, which were in part offset by an increase in our mold support area. Further, our profit margin was adversely impacted by a change in sales mix toward lower margin custom business. 79% of the Company's sales in 1994 were to retailers as compared to 87% in 1993.

     Selling, general and administrative expenses as a percent of sales decreased from 38% in 1993 to 36% in 1994. During 1994 the Company reduced cost wherever possible. It should be noted that certain categories of expense vary directly with sales volume.

     Interest expense increased nominally during 1994 as a result of increases in the prime rate.

Results of Operations, 1994 versus 1993 continued

     In August 1994, the Company entered into a joint venture agreement allowing for the painting and marketing of its products in Mexico. The Company has a 45% ownership in this operation. The first few months of operations resulted in a loss for the Company of $19,510. It is management's belief that as the volume of work done by the joint venture increases that this will become profitable and cost saving will be realized by the Company.

     The Company through its focus on cost control and cost reduction in all areas had an after tax profit of $564,075 or 5.6% in 1994, as compared to an after tax profit of $394,711 or 3.7% in 1993. This is a 43% improvement even though sales decreased.

Inflation

     The Company believes that inflation will have little or no effect on the salability of its products and that the cost increases of its produced products can be passed on to the consumer.

Item 8.   Financial Statements and Supplementary Data

     See financial statements set forth in Item 14 of this annual report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements of the type described in Item 304 of Regulation S-K with the Company's accountants. Information with respect to a change in accountants is described in the Company's Form 8-K dated August 29, 1995.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

Name                     Age            Position
- ----                     ---            --------

Roger R. Tuttle          48             Chairman of the Board of Directors, and
                                        Chief Executive Officer, President of
                                        Great American

William M. Sandstrom     49             Director

Jeffrey L. Smith         39             Secretary, Vice President and General
                                        Manager of Great American, and Director

Thomas J. Heslinga       50             Treasurer, Controller

     All directors of the Company serve in such capacity until the next annual meeting of the Company's stockholders following their election and until their successors have been elected and qualify. Subject to their contract rights as to compensation, officers may be removed with or without cause, at any time, by a majority of the Board of Directors.

     Roger R. Tuttle, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1986. Mr. Tuttle served as President of Great American from 1974 to September 1989. Mr. Tuttle has also served as Vice President of XL from 1984 to 1993. In December 1991, Mr. Tuttle resumed the President's position at Great American.

     William M. Sandstrom had served as Treasurer of the Company since September 1989 and Controller since 1988, until his resignation effective July 31, 1995. Prior to this, and since 1982, Mr. Sandstrom was Director of Administration of Ashland Products Company, an injection molder of engineered thermo plastics. Mr. Sandstrom was appointed as a Director in December 1991.

     Jeffrey L. Smith has served as Vice President and General Manager of Great American Products since October 1991. Prior to this and since 1985 Mr. Smith served as the General Manager of Great American's retail division. Mr. Smith was appointed Secretary and Director in October 1992.

     Thomas J. Heslinga has served as Treasurer and Controller since August 1, 1995. Mr. Heslinga had assisted Mr. Sandstrom with year end financial projects since 1992. Mr. Heslinga is a C.P.A. and has held Controllership positions with several organizations during his career.

Item 11.  Executive Compensation

Cash Compensation

     The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the years ended December 31, 1995, 1994 and 1993 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000 and to all directors and executive officers of the Company as a group:

                                                    Other Annual    Long Term
Name                      Year     Salary   Bonus   Compensation   Compensation
- ----                      ----     ------   -----   ------------   ------------

Roger R. Tuttle           1995    $136,100   ---       $3,750         -----
Chairman of the           1994    $131,600  $7000        ---          -----
Board of Directors,       1993    $122,000   ---         ---          -----
and Chief Executive
Officer

     The Company provides certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

     Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

Compensation Pursuant to Plan

     The Company has a Profit Sharing Trust for eligible employees. Employees of the Company who have completed one year of service are eligible to participate in the Trust under which the Company contributes amounts determined from time to time at its discretion. Company contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment with the Company. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $30,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment with the Company or age 65. Participants' account balances under the Trust as of the year ended December 31, 1995 for Messrs. Tuttle, Smith and for all executive officers as a group, were $115,677, $8,779 and $127,280, respectively.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

     The following table provides information as of March 6, 1996 for each person who owned more than five (5%) percent of the Company's Common Stock beneficially and by each director and each officer and all officers and directors as a group:


                        Name and                  Amount  and
    Title              Address of                  Nature of           Percent
   of Class         Beneficial Owner          Beneficial Ownership     of Class
   --------         ----------------          --------------------     --------

Security Ownership of Management:
Common Stock       Roger R. Tuttle       (1)        3,340,000           44.74%
                   1801 W. 16th Street
                   Broadview, IL 60153

Common Stock       All Directors and
                   Officers as a Group              3,420,000           45.81%

     (1) In December 1995, Mr. Tuttle gifted 8,000 shares each to his two minor children, he retains guardianship and voting rights.


Item 13.  Certain Relationships and Related Transactions

     The Company has a note payable to the Chairman of the Board which is summarized as follows:

     Unsecured promissory note, due 12/14/96
       both principal and interest payable to
       the major stockholder, interest at
       prime plus 1/2% (9% at December 31, 1995)              $400,000





     See "Notes to the Consolidated Financial Statements".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements:                                         Page

          Dyna Group International, Inc.

          Reports of Independent Public Accountants . . . . . . . . . . .   15
          Consolidated Balance Sheet - December 31, 1995 and 1994. . . . .  17
          Consolidated Statement of Income - for the years
            ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .  19
          Consolidated Statement of Stockholders' Equity - for the
            years ended December 31, 1995, 1994 and 1993 . . . . . . . . .  20
          Consolidated Statement of Cash Flows - for the years
            ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .  21
          Notes to Consolidated Financial Statements . . . . . . . . . . .  23


          2. Financial Statement Schedules:

          For the years ended December 31, 1995, 1994 and 1993 -
             Schedule II   - Valuation and Qualifying Accounts. . . . . . . 31

     Schedules other than noted above have been omitted because they are inapplicable or the information is contained elsewhere in the consolidated financial statements.


          3. Exhibits:

          Reference is made to "Exhibit Index" beginning on page 32 herein.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DYNA GROUP INTERNATIONAL, INC.
                   ------------------------------------------
                                  (Registrant)



By /S/ Roger R. Tuttle
  ------------------------------------------------------------------
  Roger R. Tuttle, Chairman of the Board and Chief Executive Officer

Date:     March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By /S/ Roger R. Tuttle
  ------------------------------------------------------------------
   Roger R. Tuttle, Chairman of the Board and Chief Executive Officer




By /S/ Thomas J. Heslinga
  ------------------------------------------------------------------
  Thomas J. Heslinga, Treasurer (Principal Accounting and
     Financial Officer)



By /S/ Jeffrey L. Smith
  ------------------------------------------------------------------
   Jeffrey L. Smith, Secretary and Director



By /S/ William M. Sandstrom
  ------------------------------------------------------------------
   William M. Sandstrom, Director



Date:     March 28, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
of Dyna Group International, Inc.

We have audited the accompanying consolidated balance sheet of Dyna Group International, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. and Subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                         /S/ BDO SEIDMAN, LLP

Chicago, Illinois
March 1, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Dyna Group International, Inc.

We have audited the accompanying consolidated balance sheet of Dyna Group International, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1994, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. and Subsidiaries as of December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the 1993 and 1994 audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the 1993 and 1994 financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP


Chicago, Illinois
March 7, 1995

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                    December 31,
                    ASSETS                                 ------------------------------
                    ------
                                                               1995              1994
                                                           ------------      ------------

       CURRENT ASSETS:
         Cash                                              $   157,007       $   305,610
         Accounts receivable, less allowance
           for doubtful accounts of $92,000                  2,405,039         1,915,466
         Inventories                                         3,667,195         2,379,669
         Prepaid expenses and other                            118,267           111,589
         Deferred tax assets                                    61,372            71,660
                                                           ------------      ------------
                                                             6,408,880         4,783,994
                                                           ------------      ------------




       PROPERTY AND EQUIPMENT, Net                           1,137,353         1,060,108
                                                           ------------      ------------


       OTHER ASSETS:
         Cost in excess of net assets of acquired
           business, less accumulated
           amortization of $100,963 and $81,084                 34,789            54,668
         Investment in joint venture                            84,821            25,490
         Due from joint venture                                  ----             39,441
         Other                                                  93,833            76,085
                                                           ------------      ------------


                                                               213,443           195,684
                                                           ------------      ------------


                                                           $ 7,759,676       $ 6,039,786
                                                           ===========       ===========





                    See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                    December 31,
                   LIABILITIES AND                         ------------------------------
                   ---------------
                 STOCKHOLDERS' EQUITY                          1995              1994
                 --------------------                      ------------      ------------

         CURRENT LIABILITIES:
           Notes payable to bank                           $ 2,565,000       $   740,000
           Note payable to related party                       400,000           500,000
           Accounts payable                                    642,026           648,650
           Accrued expenses                                    458,423           481,829
           Current maturities of long-term debt                150,311           145,480
                                                           ------------      ------------

                                                             4,215,760         2,515,959
                                                           ------------      ------------

         LONG-TERM DEBT:
           Bank less current maturities                        685,652           835,197
                                                          -------------      ------------

         STOCKHOLDERS' EQUITY:
           Common stock $.001 par value - authorized,
             100,000,000 shares; issued 8,179,704                8,180             8,180
           Capital in excess of par value                      950,687           944,574
           Retained earnings                                 2,063,460         1,859,135
           Treasury stock - 714,557 and
             684,057 shares, at cost                          (143,657)         (100,196)
           Unearned compensation                               (20,406)          (23,063)
                                                           ------------      ------------

                                                             2,858,264         2,688,630
                                                           ------------      ------------




                                                           $ 7,759,676       $ 6,039,786
                                                           ===========       ===========





                    See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                          Year ended December 31,
                                               --------------------------------------------
                                                   1995            1994            1993
                                               ------------    ------------    ------------

    NET SALES                                  $10,044,767     $10,025,175     $10,702,808

    COST OF SALES                                5,336,504       5,355,671       5,914,768
                                               ------------    ------------    ------------

              Gross profit                       4,708,263       4,669,504       4,788,040

    SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                    4,133,607       3,561,429       4,072,441
                                               ------------    ------------    ------------

              Operating income                     574,656       1,108,075         715,599

    INTEREST EXPENSE                               244,846         175,733         170,619

    EQUITY IN EARNINGS (LOSS) OF
      JOINT VENTURE                                 14,331         (19,510)          ----
                                               ------------    ------------    ------------

              Income from continuing
              operations before income taxes       344,141         912,832         544,980

    PROVISION FOR INCOME TAXES                     139,816         348,757         185,756
                                               ------------    ------------    ------------

              Income from continuing
              operations                           204,325         564,075         359,224
                                               ------------    ------------    ------------

    DISCONTINUED OPERATIONS:
      Gain from disposal of
      discontinued operations, net of
      income taxes of $18,363                        ----             ----          35,487
                                                -----------    ------------    ------------


    NET INCOME                                 $   204,325     $   564,075     $   394,711
                                               ===========     ===========     ===========
    INCOME PER COMMON SHARE:
      Income from continuing operations            $  .03          $  .08          $   .05
      Net income                                   $  .03          $  .08          $   .05

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                  7,464,839       7,498,647       7,425,745


                    See accompanying notes to consolidated financial statements.

                                                                         Page 20
                         DYNA GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                  Capital in
                         Common   excess of   Retained   Treasury    Unearned
                         Stock    par value   Earnings     Stock   compensation     Total
                         ------   ----------  --------   --------  ------------  ----------

Balance at
December 31, 1992        $ 8,180  $ 900,403  $  900,349  $ (98,831)   $(37,372)  $1,672,729

  Issuance of treasury
   stock                   ----      19,485       ----       2,823       ----        22,308
  Amortization             ----       ----        ----      ----        35,735       35,735
  Net income               ----       ----      394,711     ----         ----       394,711
                         -------  ---------  ----------  ---------    --------   ----------

Balance at
December 31, 1993        $ 8,180  $ 919,888  $1,295,060  $ (96,008)   $ (1,637)  $2,125,483

  Issuance of treasury
   stock                   ----      24,686       ----      10,752     (35,438)       ----
  Purchase of treasury
   stock                   ----       ----        ----     (14,940)       ----      (14,940)
  Amortization             ----       ----        ----       ----       14,012       14,012
  Net income               ----       ----      564,075      ----         ----      564,075
                         -------  ---------  ----------  ---------    ---------  ----------

Balance at
December 31, 1994        $ 8,180  $ 944,574  $1,859,135  $(100,196)   $(23,063)  $2,688,630

  Issuance of treasury
   stock                   ----       6,113       ----       7,950     (14,063)       ----
  Purchase of treasury
   stock                   ----       ----        ----     (51,411)       ----      (51,411)
  Amortization             ----       ----        ----       ----       16,720       16,720
  Net income               ----       ----      204,325      ----         ----      204,325
                         -------  ---------  ----------  ---------    ---------  ----------

Balance at
December 31, 1995        $ 8,180  $ 950,687  $2,063,460  $(143,657)   $(20,406)  $2,858,264
                         =======  =========  ==========  =========    ========   ==========

                                                 Common Stock
                                             ----------------------
Share Amounts                                  Issued      Treasury
- -------------                                 ---------    --------

  Balance at December 31, 1992                8,179,704     751,039
    Shares issued net of redemption               ----         (982)
                                              ---------   ---------

  Balance at December 31, 1993                8,179,704     750,057
    Shares issued as compensation                 ----      (84,000)
    Purchase of treasury stock                    ----       18,000
                                              ---------   ---------

  Balance at December 31, 1994                8,179,704     684,057
    Shares issued as compensation                 ----      (37,500)
    Shares purchased and redeemed                 ----       68,000
                                             ----------   ---------

  Balance at December 31, 1995                8,179,704     714,557
                                             ==========   =========

                    See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Year ended December 31,
                                                    ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   1995           1994           1993
                                                    ------------   ------------   ------------
 Income from continuing operations                  $   204,325    $   564,075    $   359,224
 Adjustments to reconcile income (loss) from
   continuing operations to net cash
   provided (used) by operating activities -
     Depreciation and amortization                      397,030        358,699        260,627
     Provision for losses on accounts receivable        131,493         98,452         54,032
     Amortization of unearned compensation               16,720         14,012         35,735
     Other                                               (4,519)        67,336        110,623
     (Equity) loss in earnings of joint venture         (14,331)        19,510          ----
     Change in assets and liabilities:
       Decrease (increase) in accounts receivable      (621,066)       163,340       (564,327)
       Increase in inventories                       (1,287,526)      (285,538)    (1,001,248)
       Decrease (increase) in prepaid expenses
        and other                                        (6,678)       (16,674)       (52,600)
       Increase (decrease) in accounts payable           (6,624)        60,555        (86,861)
       Decrease in accrued expenses                     (23,406)       (21,797)       (21,784)
       Decrease (increase) in other assets               36,500        (45,912)       (78,100)
                                                    -----------    -----------    -----------
 Cash provided (used) by continuing operations       (1,178,082)      (976,058)      (984,679)
 Cash provided (used) by discontinued operations          ----           ----       2,004,050
                                                    -----------    -----------    -----------

       Cash provided (used) by operating activities  (1,178,082)       976,058      1,019,371
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (454,396)      (328,545)      (445,818)
  Investment in joint venture                           (45,000)       (45,000)         ----
                                                    -----------    -----------    -----------

       Cash used by investing activities               (499,396)      (373,545)      (445,818)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                           (144,714)       (41,833)      (146,319)
  Increase (decrease) in notes payable                1,725,000       (531,000)      (467,013)
  Repurchase of common stock                            (51,411)       (14,940)         ----
                                                    -----------    -----------    -----------

       Cash (used) provided by financing activities   1,528,875       (587,773)      (613,332)
                                                    -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                            (148,603)        14,740        (39,779)

CASH, beginning of year                                 305,610        290,870        330,649
                                                    -----------    -----------    -----------

CASH, end of year                                   $   157,007    $   305,610    $   290,870
                                                    ===========    ===========    ===========





          See accompanying notes to consolidated financial statements.

                                                            Year ended December 31,
                                                    ------------------------------------------
                                                        1995           1994           1993
                                                    ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Continued and discontinued operations -
       Interest                                     $   231,880    $   173,097    $   183,073
       Income Taxes                                      90,522        355,110        432,176



          Pursuant to an asset purchase agreement dated August 20, 1991, the Company acquired selected assets of Sports Magnets, Inc.. In July, 1993, 21,450 shares of treasury stock were issued to satisfy a covenant of the asset purchase agreement requiring a closing low bid price of $1.35 per share on July 2, 1993. The actual low bid on July 2, 1993 was $1.04. The Company had reserved for this prior to issuance.

          During 1991, the Company issued 207,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $64,688 in unearned compensation which was amortized over three years. In May, 1993 20,468 shares of this stock issue was redeemed at no cost.

          During 1994, the Company issued 84,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $35,438 in unearned compensation which is being amortized over its vesting term of three years.

          In December 1994, the Company repurchased 18,000 shares of stock for its treasury at a cost of $14,940.

          In the first quarter of 1995, the Company repurchased 64,000 shares of stock for its treasury at a cost of $51,411.

          In the second quarter of 1995, the Company issued 37,500 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $14,063 in unearned compensation which is being amortized over three years. Also, in the second quarter of 1995 the Company redeemed 4,000 shares of restricted stock through forfeiture.





                    See accompanying notes to consolidated financial statements.

                                                                         Page 23
                         DYNA GROUP INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

              Dyna Group International, Inc. (the "Company") is a Nevada corporation and conducts all its business through its wholly owned subsidiary, Great American Products, Inc.

              The Company designs, manufactures and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, and pewter decorated products.

              The products are designed and manufactured at the Company's Broadview, Illinois facility. In addition, the Company has an assembly operation located in Columbia, Missouri and an investment in a painting operation in Mexico.

    Principles of Consolidation

              The consolidated financial statements include the accounts of Dyna Group International, Inc. and its wholly-owned subsidiaries ("Company"). All significant intercompany balances and transactions are eliminated.

              As of February 26, 1993 the Company entered into agreements to sell the tire inventory and open order backlog of its XLM, Inc. (XL) subsidiary. Concurrently, the Company adopted a plan to discontinue operations of XL (See Note 14).

              Accordingly, the accompanying consolidated financial statements reflect the net assets and results of operations of the aforementioned subsidiary as discontinued operations.

    Inventories

              Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

    Revenue Recognition

              The Company recognizes revenue as products are shipped.

    Property, Equipment and Depreciation

              Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using both straight-line and accelerated methods. Depreciable lives of major classes of property and equipment are summarized as follows:

                                                         YEARS
                                                         -----
              Building                                    31.5
              Building improvements                      3 - 7
              Machinery, equipment and furnishings       5 - 7
              Transportation equipment                     5
              Molds and dies                               3

    Cost in Excess of Net Assets of Acquired Business

              Cost in excess of net assets of acquired business is being amortized on a straight-line basis over five years.

    Investment in Joint Venture

              The investment is being accounted for using the equity method of accounting.

    Financial Instruments

              The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate the fair value because of the short maturity of these items.

              The carrying amounts of notes payable and long term debt approximate fair value because the interest rates on these instruments reflect current market interest rates.

    Estimates

              The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.

    Income Taxes

              The provision for income taxes include federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

    Income Per Common Share

              Income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

    NOTE 2 - INVENTORIES

              Inventories consist of the following:

                                                               December 31,
                                                         ------------------------
                                                            1995          1994
                                                         ----------    ----------

              Raw materials and work in process          $1,131,045    $  839,827
              Finished goods                              2,536,150     1,539,842
                                                         ----------    ----------

                                                         $3,667,195    $2,379,669
                                                         ==========    ==========

    NOTE 3 - PROPERTY AND EQUIPMENT

              Property and equipment consist of the following:

                                                               December 31,
                                                         ------------------------
                                                            1995          1994
                                                         ----------    ----------

              Land                                       $  200,000    $  200,000
              Building                                      488,323       488,323
              Building improvements                         117,970       117,970
              Machinery, equipment and furnishings          720,729       592,770
              Molds and dies                              1,649,260     1,322,823
                                                         ----------    ----------

                                                          3,176,282     2,721,886

              Less accumulated depreciation               2,038,929     1,661,778
                                                         ----------    ----------

                                                         $1,137,353    $1,060,108
                                                         ==========    ==========

    NOTE 4 - NOTES PAYABLE TO BANK

              The Company has an agreement with a bank that provides for maximum aggregate borrowings of $2,750,000 on qualified accounts receivable and inventories, as defined. This debt is represented by a revolving credit note with a due date of June 30, 1996, and with interest payable monthly at prime plus 1/2 percent (9.0% at December 31, 1995). The note is collateralized by the accounts receivable and inventories. For the year ended December 31, 1995 the weighted average interest rate was 9.18%, the maximum amount outstanding during the period was $2,565,000, and the average amount outstanding during the period was $1,341,692. At December 31, 1995 the Company had fully utilized its borrowing base. Under the more restrictive terms of the agreement, the Company must maintain a current ratio of 1 to 1, and debt to equity ratio (as defined) of 3 to 1. To comply with this debt to equity ratio stockholders' equity cannot be less than approximately $1,634,000 at December 31, 1995. The Company was in compliance with all of its bank covenants at December 31, 1995, with the exception of the covenant regarding capital expenditures, which allows for maximum capital expenditures of $100,000 in any one year for items other than dies and molds. The Company exceeded this amount by $27,969. The Company anticipates receiving a waiver of this covenant. The Company anticipates renewing this agreement.

    NOTE 5 - NOTE PAYABLE TO RELATED PARTY

              In December 1994, the Company borrowed $560,000 from a bank to repay the long-term debt due to the major stockholder, concurrently the major stockholder loaned the Company $500,000 as evidenced by a promissory note due December 14, 1995 with interest at prime plus 1/2 percent (9.0% at December 31, 1995). The proceeds from this loan were used to reduce current indebtedness to the bank. At December 31, 1995 the amount outstanding was $400,000 and the major stockholder extended the due date on this note to December 14, 1996.

    NOTE 6 - INCOME TAXES

              Provisions (credits) for income taxes from continuing operations consist of the following:

                                                      Year ended December 31,
                                                  --------------------------------
                                                    1995        1994        1993
                                                  ---------   ---------   ---------
              Current:
                Federal                           $106,215    $301,825    $219,546
                State                               23,313      65,367      43,918
                                                  ---------   ---------   ---------

                                                   129,528     367,192     263,464

              Deferred                              10,288     (18,435)    (77,708)
                                                  ---------   ---------   ---------

                                                  $139,816    $348,757    $185,756
                                                  ========    ========    ========

              The components of the deferred assets (liabilities) from continuing operations are as follows:

                                                           Year ended December 31,
                                                           -----------------------
                                                              1995          1994
                                                           ---------     ---------

              Allowance for doubtful accounts               $  34,532     $ 34,532
              Employee benefit accrual                         15,612       20,594
              Vacation                                          9,315        9,315
              Equity in earnings of joint venture               1,913        7,219
                                                            ---------     --------
                 Net deferred tax assets                    $  61,372     $ 71,660
                                                            =========     ========


              The effective tax rate on income from continuing operations was different than the statutory federal income tax rate for the following reasons:

                                                      Year ended December 31,
                                                  ---------------------------------
                                                    1995        1994        1993
                                                  ---------   ---------   ---------

              Tax at U.S. statutory rate          $117,006    $310,210    $185,293
              State income taxes, net of
                federal income tax benefit          18,005      43,320      28,907
              Goodwill amortization                  6,759       6,759       6,759
              Adjustment of prior year accrual       ----        ----      (39,865)
              Other                                 (1,954)    (11,532)      4,662
                                                  --------    --------    --------

                                                  $139,816    $348,757    $185,756
                                                  ========    ========    ========

    NOTE 7 - ACCRUED EXPENSES

              Accrued expenses consist of the following:

                                                           December 31,
                                                       --------------------
                                                         1995        1994
                                                       --------    --------
              Salary, payroll taxes and other          $162,056    $229,138
              Interest                                   32,442      19,468
              Income taxes                              128,224      89,218
              Real estate taxes                          84,260      58,141
              Insurance                                  51,441      85,864
                                                       --------    --------

                                                       $458,423    $481,829
                                                       ========    ========


    NOTE 8 - EMPLOYEE BENEFIT PLANS

              The Company has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Amounts charged to expense were as
    follows:    1995 - $30,000, 1994 - $30,000, and 1993 - $30,000.


    NOTE 9 - LONG-TERM DEBT

                   Long-term debt consists of the following:

                                                                  December 31,
                                                              --------------------
                                                                1995        1994
                                                              --------    --------

              7.74% mortgage note, due 1998                   $387,963    $420,677

              Prime plus 1/2% term note, due 1999              448,000     560,000
                                                              --------    --------

                                                               835,963     980,677

              Less: current maturities                         150,311     145,480
                                                              --------    --------

                                                               685,652    $835,197
                                                              ========    ========

    7.74% mortgage note, due 1998:

              In September 1993, the Company borrowed $465,159, secured by land and building and payable in monthly installments of $5,580 for principal and interest, through September 17, 1998 at which time the balance of the principal is due. The proceeds from this borrowing were used to repay the previous 9% first mortgage loan.

              As of December 31, 1993, the Company's land and building, having a net book value of approximately $617,000 were pledged as collateral under the mortgage agreements.

    Prime plus 1/2% Note, due 1999:

              In December 1994, the Company borrowed $560,000, secured by a personal investment account of the major stockholder, and a second mortgage on the land and building. This note is payable in monthly installments of $9,333 plus interest at prime plus 1/2% (9% at December 31, 1995) through December 14, 1999. The proceeds from this note were used to retire the long-term indebtedness of $536,211 to the major stockholder.

              The aggregate long-term debt maturities over each of the next four years are as follows: 1996 - $150,311, 1997 - $153,384, 1998 -
    $420,268, and 1999 - $112,000.

    NOTE 10 - LEASE OBLIGATIONS

              As of December 31, 1995, the Company leased its operating facility in Columbia, Missouri, an automobile and its computer equipment under leases expiring at various dates through 1998. The computer equipment is leased from the major stockholder.

              Future minimum noncancellable lease payments under the above operating leases are as follows:

                                                    1996       1997        1998
                                                    -----     -----        -----

                   Lease to major stockholder     $ 6,000     $ ---       $ ---
                   Other                           33,809      3,809       3,174
                                                  -------     ------      ------

                                Total             $39,800     $3,809      $3,174
                                                  =======     ======      ======


              Rent expense is summarized as follows:

                                                      Year ended December 31,
                                                  --------------------------------
                                                    1995        1994        1993
                                                  ---------   --------    --------

                   Rent to major stockholder      $ 3,809     $ 3,809     $ 6,957
                   Other                           22,226      45,696      22,644
                                                  --------    --------    --------

                                Total             $26,035     $49,505     $29,601
                                                  =======     =======     =======


    NOTE 11 - STOCKHOLDERS' EQUITY

              During 1991, the Company issued 207,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $64,688 in unearned compensation which was amortized over three years. In May 1993, 20,468 shares of this stock issue were redeemed at no cost.

              The Company entered into a warrant agreement in 1991, for services, with an investment banker for the purchase of 142,500 shares of Rule 144 Common Stock at an exercise price of $1.00 per share. This agreement expires July 1, 1996. The Company no longer uses this investment banker. This is less than 3% of total shares presently outstanding.

              During 1994, the Company issued 84,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $35,438 in unearned compensation which is being amortized over three years.

              In December 1994, the Company repurchased 18,000 shares of stock for its treasury at a cost of $14,940.

              In the first quarter of 1995, the Company repurchased 64,000 shares of stock for its treasury at a cost of $51,411.

              In the second quarter of 1995, the Company issued 37,500 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $14,063 in unearned compensation which is being amortized over three years. Also, in the second quarter of 1995, the Company redeemed 4,000 shares of restricted stock through forfeiture.

    NOTE 12 - FOREIGN OPERATIONS AND EXPORT SALES

             The Company from its United States facility in Broadview, Illinois markets its products both domestically and internationally. Export sales were as follows:

                                                      Year ended December 31,
                                                 -------------------------------------
                                                    1995         1994          1993
                                                 ----------   ----------    ----------

             Europe                                $541,948   $  830,000    $  823,500
             Asia                                    46,065      120,500       283,500
             Other                                  141,077      158,000       243,000
                                                   --------   ----------    ----------

               Total                               $729,090   $1,108,500    $1,350,000
                                                   ========   ==========    ==========

             The Company presently operates in one business segment, "Consumer Goods."

             In August 1994, the Company entered into a Joint Venture agreement with Mexican individuals for the painting and marketing of its products. The Company believes this will further reduce costs and open new markets in the Spanish speaking countries. The Company's ownership interest in the joint venture is 45%, with 50% held by Mexican individuals and 5% held by a U.S. individual.

             The investment is being accounted for using the equity method of accounting. Financial information for this joint venture, accounted for by the equity method, is as follows:

                                                        1995
                                                        ----

                         Current assets               $157,000
                         Noncurrent assets              29,000
                         Current Liabilities            21,000
                         Stockholder's equity          165,000
                         Net Sales                     200,000
                         Gross Margin                   24,000
                         Net Income                     36,000

    NOTE 13 - MAJOR CUSTOMERS

              The Company sells to over 5,000 customers. One accounted for 22% of sales in 1995, 20% of sales in 1994 and 16% of sales in 1993. This customer accounted for 29% and 6% of the outstanding accounts receivable at December 31, 1995 and 1994, respectively.

    NOTE 14 - DISCONTINUED OPERATIONS

              As of February 26, 1993 the Company entered into agreements to sell the tire inventory and order backlog of its XL subsidiary. Concurrently, the Company adopted a plan to discontinue the operations of XL. Accordingly, the results of operations for XL to the measurement date are reflected as discontinued operations.

              The Company completed the sale of the tire inventory and order-backlog of its XL subsidiary during 1993, resulting in a pre-tax gain on disposal of $53,850 with a tax provision of $18,363.

    NOTE 15 - OTHER MATTERS

              In December 1993, the Company was petitioned by its factory employees to allow the Independent Ladies Garment Workers Union ("the Union") to represent them in a collective bargaining agreement. The Company and the Union signed a three year collective bargaining agreement on June 24, 1994. The Company believes there have been no adverse effects from this agreement.

    NOTE 16 - SUBSEQUENT EVENTS

              During February, 1996 the Company entered into an agreement to acquire from Licensed Designs, Inc. their NFL licensing rights. The Company will compensate Licensed Designs, Inc. in stock and cash an amount aggregating $60,000 over the next three years. The Company believes this additional NFL license will allow expansion into markets in which it does not presently participate.

    NOTE 17 - FOURTH QUARTER ADJUSTMENTS

              During the fourth quarter of 1995 the Company recorded an inventory adjustment of approximately $100,000 for products donated to a charitable organization, and additionally wrote off as uncollectible $60,000 of accounts receivable.

                         DYNA GROUP INTERNATIONAL, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                               Additions
                                   Balance      charged
                                     at        to costs                  Balance at
                                  beginning      and       Deductions      end of
        Description               of period    expenses        (a)         period
        -----------               ---------    --------    ----------    ----------

   Deducted from assets
    to which they apply:

      Allowance for
        doubtful accounts -

   Year ended December 31, 1995     $92,000    $131,493     $131,493       $92,000

   Year ended December 31, 1994     $92,000     $98,452      $98,452       $92,000

   Year ended December 31, 1993      92,000      54,032       54,032        92,000





   (a)  Write-off of bad debts.

                                         EXHIBIT INDEX


        2(a) Plan and Articles of Merger between Red Creek Investments, Inc. and Dyna Group International, Inc. dated August 22, 1986 (incorporated by reference to Exhibit 2(a) to Form 10 Registration Statement File No. 0-17385).

         (b) Agreement and Plan of Reorganization between Red Creek Investments, Inc. and Dyna Tour Corporation dated August 22, 1986 (incorporated by reference to Exhibit 2(b) to Form 10 Registration Statement File No. 0-17385).

         (c) Agreement and Plan of Reorganization between Dyna Group International, Inc. and Great American Products, Inc. dated December 26, 1986 (incorporated by reference to Exhibit 2(c) to Form 10 Registration Statement File No. 0-17385).

         (d) Agreement and Plan of Reorganization between Dyna Group International, Inc. and XL Marketing Corporation dated January 1, 1987 (incorporated by reference to Exhibit 2(d) to Form 10 Registration Statement File No. 0-17385).

        3(a) Articles of Incorporation (incorporated by reference to Exhibit 3(a) to Form 10 Registration Statement File No. 0-17385).

         (b) By-Laws (incorporated by reference to Exhibit 3(b) to Form 10 Registration Statement File No. 0-17385).

        4(a)   Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4(a) to Form 10 Registration Statement File No.
               0-17385).

       10(a) Asset Purchase Agreements between General Tire, Inc. and Hibdon Tire Centers, Inc. dated February 26, 1993 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K Dated February 26, 1993, Commission File No. 0-17385).

       10(b) Joint Venture Agreement and Manufacturing Agreement between Dyna Group International, Inc. and Promociones GAP, S.A. De C.V. dated August 6, 1994 (incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-K dated March 22, 1995).

       27      Financial Data Schedule for year ended December 31, 1995.