Form 10QSB
period 1996-03-31
DYNA GROUP INTERNATIONAL INC
filed 1996-05-13
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended:   March 31 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from  ________________  to _______________.

Commission file number:   0-17385


                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   87-0404753
                                (I.R.S. Employer
                              Identification No.)

1801 W. 16th Street, Broadview, Illinois                     60153
(Address of principal executive offices)                   (Zip Code)

                                  708-450-9200
              (Registrant's telephone number, including area code)


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

                              Yes:   X     No:  _____

  The number of shares outstanding of the registrant's common stock as of March 31, 1996 was 7,482,925.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET





         ASSETS                                           March 31,           December 31,
         ------                                              1996                 1995
                                                             ----                 ----
                                                         (Unaudited)
CURRENT ASSETS:
         Cash                                               $    7,169          $  157,007
         Accounts receivable, less allowance
           for doubtful accounts of $92,000                  1,705,167           2,405,039
         Inventories                                         3,907,504           3,667,195
         Prepaid expenses and other                            196,360             118,267
         Deferred tax assets                                    61,372              61,372
                                                            ----------          ----------
                                                             5,877,572           6,408,880
                                                            ----------          ----------




PROPERTY AND EQUIPMENT, less
         accumulated depreciation of
         $2,137,120 and $2,038,929                           1,121,555           1,137,353
                                                            ----------          ----------


OTHER ASSETS:
         Cost in excess of net assets of acquired
           business, less accumulated amortization
           of $105,933 and $100,963                             29,819              34,789
         Investment in joint venture                            84,821              84,821
         Due from joint venture                                 74,499                  --
         Other                                                  96,660              93,833
                                                            ----------          ----------

                                                               285,799             213,443
                                                            ----------          ----------




                                                            $7,284,926          $7,759,676
                                                            ----------          ----------


                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                 LIABILITIES AND
                 ---------------                                    March 31,         December 31,
                 STOCKHOLDERS' EQUITY                                 1996                1995
                 --------------------                                 ----                ----
                                                                   (Unaudited)
CURRENT LIABILITIES:
                 Notes payable to banks                         $ 2,042,294         $ 2,565,000
                 Notes payable related party                        350,000             400,000
                 Accounts payable                                   810,381             642,026
                 Accrued expenses                                   347,099             458,423
                 Current maturities of long-term debt               150,311             150,311
                                                                -----------         -----------

                                                                  3,700,085           4,215,760
                                                                -----------         -----------

LONG-TERM DEBT BANK:                                                648,446             685,652
                                                                -----------         -----------


STOCKHOLDERS' EQUITY:
                 Common stock $.001 par value - authorized,
                   100,000,000 shares; issued 8,179,704              8,180               8,180
                 Capital in excess of par value                    967,113             950,687
                 Retained earnings                               2,117,600           2,063,460
                 Treasury stock - 696,779 and
                   714,557                                        (140,084)           (143,657)
                 Unearned compensation                             (16,414)            (20,406)
                                                                -----------         -----------
                                                                  2,936,395           2,858,264
                                                                -----------         -----------
                                                                $ 7,284,926         $ 7,759,676
                                                                ===========         ===========

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended March 31,
                                                        ---------------------------------
                                                            1996                 1995
                                                        -----------           -----------
NET SALES                                               $ 2,272,678           $ 2,040,439

COST OF SALES                                             1,272,697             1,029,298
                                                        ------------          -----------

       Gross profit                                         999,981             1,011,141

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                              842,308               774,129
                                                        -----------           -----------

       Operating income                                     157,673               237,012
INTEREST EXPENSE                                             70,350                44,206
LOSS FROM JOINT VENTURE                                          --                (7,350)
                                                        -----------           -----------
       Income from operations
         before income taxes                                 87,323               185,456

PROVISION FOR INCOME TAXES                                   33,183                70,473
                                                        -----------           -----------
NET INCOME                                                  $54,140              $114,983
                                                        ===========           ===========
INCOME PER COMMON SHARE                                        $.01                  $.02

WEIGHTED AVERAGE NUMBER  OF
       COMMON SHARES OUTSTANDING                          7,469,592             7,496,814

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)




                                                                 Three Months Ended March 31,
                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                1996             1995
                                                                     ----             ----

Income from continuing operations                                  $  54,140      $ 114,983
   Adjustments to reconcile income from continuing
     operations to net cash used by operating activities -
     Depreciation and amortization                                   103,161         66,481
     Amortization of unearned compensation                             3,992          2,883
     Loss from joint venture                                             --           7,350
     Change in assets and liabilities:
        Decrease in accounts receivable                              699,872        135,258
        Increase in inventories                                     (240,309)      (427,269)
        Increase in prepaid expenses and other                       (78,093)      (108,997)
        Increase in accounts payable                                 168,354        126,397
        Decrease in accrued expenses                                (111,324)       (35,931)
        Increase in other assets                                      (2,827)       (39,682)
                                                                   ---------      ---------

        Cash (used) provided by operating activities                 596,966       (158,527)
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                              (82,393)      (102,223)
                                                                   ---------      ---------
        Cash used by investing activities                            (82,393)      (102,223)
                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                        (37,206)       (33,846)
   Increase (decrease) in notes payable                             (572,706)       210,000
   Advance to joint venture                                          (74,499)       (30,000)
   Issue treasury stock                                               20,000            --
   Repurchase common stock                                               --         (51,411)
                                                                   ----------     ---------

      Cash provided (used) by financing activities                  (664,411)        94,743
                                                                   ----------     ---------

DECREASE IN CASH                                                    (149,838)      (166,007)
CASH, beginning of period                                            157,007        305,610
                                                                   ---------      ---------
CASH, end of period                                                $   7,169      $ 139,603
                                                                   =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                                     $  67,663      $  42,485
      Income Taxes                                                   142,781         90,273

                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

    The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The financial information included herein at March 31, 1996 and for the three months ended March 31, 1996 and March 31, 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1995 was derived from the Company's audited financial statements for 1995.


NOTE 2 - INVENTORIES

   Inventories consist of the following:
                                            March 31, 1996   December 31, 1995
                                            --------------   ----------------

   Raw materials and work in process          $ 1,462,807      $ 1,131,045
   Finished goods                               2,444,697        2,536,150
                                              -----------      -----------

                                              $ 3,907,504      $ 3,667,195
                                              ===========      ===========

NOTE 3 - STOCKHOLDERS' EQUITY

   During the first quarter of 1996 the Company issued 17,778 shares of stock from its treasury at a cost of $3,573, and an issuance price of $20,000 for the acquisition of certain NFL licensing rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Company's working capital ratio at March 31, 1996 increased to 1.6 to 1 from 1.5 to 1 at December 31, 1995. Cash in bank decreased by $149,838 during the quarter.

    Operating activities provided cash flow of $596,966, with income from operations and non-cash adjustments providing $161,293. Changes in net working capital provided $435,673. The net increase in working capital was primarily due to vigorous collections of accounts receivable along with a moderate increase in accounts payable. These increases were partially offset by increases in inventories and prepaid expenses and a decrease in accrued expenses.

    Capital expenditures for dies and molds used $82,393. Financing activities used $664,411, primarily due to repayments on notes payable and long-term debt.

    At March 31, 1996, the Company has a revolving line of credit with a bank allowing borrowing up to $2,750,000 against qualified accounts receivable and inventory. At March 31, 1996 approximately $142,000 was available for borrowing. This line of credit is due June 30, 1996. The Company anticipates renewing this agreement.

    As of March 31, 1996, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

    Net sales for the quarter ended March 31, 1996 as compared to March 31, 1995 increased $232,239. Gross margin decreased to 44% as compared to 49.5% in 1995. This decrease is attributable to sales mix.

    Selling, general and administrative expenses as a percent of sales decreased to 37% in 1996 from 38% in 1995. This nominal decrease is due to fixed costs comprising the greater proportion of these expenses, and thus not increasing directly with sales volume increases.

    Interest expense increased substantially as a result of higher borrowing levels as compared to last year.

    As a result of the foregoing, income before taxes decreased $98,133 to $87,323 and income after taxes decreased $60,843 to $54,140.

                                                                          Page 8
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DYNA GROUP INTERNATIONAL, INC.
                                       ------------------------------
                      (Registrant)


Date: May 10, 1996                   /s/ Roger R. Tuttle
     -------------                   -------------------
                      (Signature)    Roger R. Tuttle, Chairman of the Board and
                                         Chief Executive Officer


Date: May 10, 1996                   /s/ Thomas J. Heslinga
      ------------                   ---------------------
                      (Signature)    Thomas J. Heslinga, Treasurer (Principal
                                            Accounting and Financial Officer)