Form 10QSB
period 1996-06-30
DYNA GROUP INTERNATIONAL INC
filed 1996-08-07
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: June 30, 1996
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                          to
                              --------------------------   ---------------

Commission file number:      0-17385
                       ----------------------------

                         DYNA GROUP INTERNATIONAL, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                           87-0404753
- ------------------------------------                      ----------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   1801 W. 16th Street, Broadview, Illinois                    60153
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                 708 - 450-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

   The number of shares outstanding of the registrant's common stock as of June 30, 1996 was 7,482,925.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                    --------------------------------------
                    --------------------------------------




                    ASSETS
                    ------                               June 30,    December 31,
                                                          1996          1995
                                                       ------------   ------------
                                                       (Unaudited)

       CURRENT ASSETS:
         Cash                                         $    88,246       $   157,007
         Accounts receivable, less allowance
           for doubtful accounts of $92,000             1,758,915         2,405,039
         Inventories                                    4,249,992         3,667,195
         Prepaid expenses and other                       161,483           118,267
         Deferred tax assets                               61,372            61,372
                                                     ------------       -----------
                                                        6,320,008         6,408,880
                                                     ------------       -----------




       PROPERTY AND EQUIPMENT, less
         accumulated depreciation of
           $2,235,311 and $2,038,929                    1,113,604         1,137,353
                                                     ------------       -----------


       OTHER ASSETS:
         Cost in excess of net assets of acquired
           business, less accumulated amortization
           of $110,903 and $100,963                        24,849            34,789
         Investment in joint venture                      132,516            84,821
         Due from joint venture                            17,137             ----
         Other                                             86,510            93,833
                                                     ------------       -----------

                                                          261,012           213,443
                                                     ------------       -----------



                                                      $ 7,694,624       $ 7,759,676
                                                     ============       ===========





                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   ----------------------------------------
                   ----------------------------------------


                   LIABILITIES AND                      June 30,     December 31,
                 STOCKHOLDERS'EQUITY                      1996          1995
                 --------------------                 ------------  ------------
                                                      (Unaudited)


         CURRENT LIABILITIES:
           Notes payable bank                         $ 2,125,000       $ 2,565,000
           Notes payable related party                    350,000           400,000
           Accounts payable                             1,024,845           642,026
           Accrued expenses                               414,310           458,423
           Current maturities of long-term debt           150,311           150,311
                                                      -----------       -----------
                                                        4,064,466         4,215,760
                                                      -----------       -----------
         LONG-TERM DEBT BANK:                             611,136           685,652
                                                      -----------       -----------

         STOCKHOLDERS' EQUITY:
           Common stock $.001 par value - authorized,
             100,000,000 shares; issued 8,179,704           8,180             8,180
           Capital in excess of par value                 967,113           950,687
           Retained earnings                            2,196,235         2,063,460
           Treasury stock - 696,779 and 714,557
             shares, at cost                             (140,084)         (143,657)
           Unearned compensation                          (12,422)          (20,406)
                                                      -----------       -----------
                                                        3,019,022         2,858,264
                                                      -----------       -----------


                                                      $ 7,694,624       $ 7,759,676
                                                      ===========       ===========



                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

            -------------------------------------------------------
            -------------------------------------------------------

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1996             1995
                                                    ----------       ----------
NET SALES                                           $2,506,046       $2,123,768

COST OF SALES                                        1,355,643        1,096,405
                                                    ----------       ----------

          Gross profit                               1,150,403        1,027,363

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,001,909          948,393
                                                    ----------       ----------

          Operating income                             148,494           78,970

INTEREST EXPENSE                                        69,358           56,466

GAIN (LOSS) FROM JOINT VENTURE                          47,695            ----
                                                    ----------       ----------

          Income before income
          taxes                                        126,831           22,504

PROVISION FOR INCOME TAXES                              48,196            8,552
                                                    ----------       ----------

NET INCOME                                          $   78,635       $   13,952
                                                    ===========      ==========

INCOME PER COMMON SHARE                             $      .01       $    ----

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          7,482,925        7,466,480



                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

            ------------------------------------------------------
            ------------------------------------------------------


                                                    Six Months Ended June 30,
                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------
NET SALES                                          $4,778,724      $4,164,207

COST OF SALES                                       2,628,340       2,125,703
                                                   ----------      ----------

          Gross profit                              2,150,384       2,038,504

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,844,217       1,722,522
                                                   ----------      ----------

          Operating income                            306,167         315,982

INTEREST EXPENSE                                      139,708         100,672

GAIN (LOSS) FROM JOINT VENTURE                         47,695          (7,350)
                                                   ----------      ----------

          Income before income
          taxes                                       214,154         207,960
PROVISION FOR INCOME TAXES                             81,379          79,025
                                                   ----------      ----------

NET INCOME                                         $  132,775      $  128,935
                                                   ==========      ==========

INCOME PER COMMON SHARE                            $      .02      $      .02

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         7,475,306       7,485,022




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

            --------------------------------------------------------
            --------------------------------------------------------

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                             1996           1995
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 132,775       $ 128,935
  Adjustments to reconcile income from
   operations to net cash used
   by operating activities -
     Depreciation and amortization                          206,322         143,220
     Provision for losses on accounts receivable             54,098           -----
     Amortization of unearned compensation                    7,984           7,063
     (Gain) loss from joint venture                         (47,695)          7,350
     Change in assets and liabilities:
       Decrease in accounts receivable                      592,026         112,154
       Increase in inventories                             (582,797)       (721,683)
       Increase in prepaid expenses and other               (43,216)        (91,520)
       Increase in accounts payable                         382,819         293,716
       Decrease in accrued expenses                         (44,113)        (59,177)
       Decrease (increase) in other assets                    7,322         (55,701)
                                                          ---------       ---------

         Cash provided (used) by operating activities       665,525        (235,643)
                                                          ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (172,633)       (215,070)
                                                          ---------       ---------

          Cash used by investing activities                (172,633)       (215,070)
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                (74,516)        (70,446)
  Increase (decrease) in notes payable                     (490,000)        385,000
  Advance to joint venture                                  (17,137)        (60,000)
  Issue treasury stock                                       20,000          -----
  Repurchase common stock                                    ------         (51,411)
                                                          ---------       ---------

          Cash provided (used) by financing activities     (561,653)        203,143
                                                          ---------       ---------

DECREASE IN CASH                                            (68,761)       (247,570)

CASH, beginning of period                                   157,007         305,610
                                                          ---------       ---------

CASH, end of period                                       $  88,246       $  58,040
                                                          =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for -
    Interest                                             $  129,106       $  93,083
    Income Taxes                                            142,781          90,273




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

        -------------------------------------------------------------
        -------------------------------------------------------------

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

     The financial information included herein at June 30, 1996 and for the three months and six months ended June 30, 1996 and June 30, 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1995 was derived from the Company's audited financial statements for 1995.


NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                              June 30, 1996       December  31, 1995
                                              -------------       ------------------

          Raw materials and work in process    $ 1,160,467           $ 1,131,045
          Finished goods                         3,089,525             2,536,150
                                               -----------           -----------
                                               $ 4,249,992           $ 3,667,195
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     The Company's working capital ratio at June 30, 1996 increased to 1.6 to 1 from 1.5 to 1 at December 31, 1995. Cash in bank decreased by $68,761 during the period.

     Operating activities provided cash flow of $665,525 with income from operations and non-cash adjustments providing $353,484. Changes in net working capital provided $312,041. The net increase in working capital was primarily due to vigorous collections of accounts receivable along with a large increase in accounts payable. These increases were partially offset by increases in inventories and prepaid expenses and a decrease in accrued expenses.

     Capital expenditures for dies and molds used $172,633. Financing activities used $561,653, primarily due to repayments on notes payable and long-term debt.

     At June 30, 1996, the Company has a revolving line of credit with a bank allowing borrowing up to $2,750,000 against qualified accounts receivable and inventory. At June 30, 1996 approximately $260,000 was available for borrowing. This line of credit was originally due to mature on June 30, 1996, but was temporarily extended by the bank until August 30, 1996. The Company anticipates a renewal of this agreement into 1997.

     As of June 30, 1996, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


Results of Operations

     Net sales for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 increased $382,278 or 18.0%. Gross margin percent decreased to 45.9% as compared to 48.4% in 1995. This decrease is attributable to sales mix.

     Selling, general and administrative expenses as a percent of sales decreased to 40% in 1996 from 44.7% in 1995. This decrease is due to management's emphasis on cost control along with the fixed nature of many of these costs which do not fluctuate with sales volume changes.

     Interest expense increased as a result of higher borrowing levels as compared to last year.

     The Company's share of profits from its joint venture increased $47,695 as compared to 1995. This was due to higher production levels in Mexico in 1996.

     As a result of the foregoing, income before taxes increased $104,327 to $126,831 and income after taxes increased $64,683 to $78,635.

     Net sales for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 increased $614,517 or 14.8%. Gross margin percent decreased 4.0% as a result of a change in sales mix.

     Selling, general and administrative expenses as a percent of sales decreased from 41.4% in 1995 to 38.6% in 1996. This decrease is due to management's emphasis on cost control along with the fixed nature of many of these costs which do not fluctuate with sales volume changes.

     Interest expense for the six months ended June 30, 1996 increased over the similar period in 1995 as a result of higher borrowing levels.

     The Company's share of joint venture operations for the six months ended June 30, 1996 was a gain of $47,695 compared to a loss of $7,350 for the same period in 1995. This increase was due to higher production levels in Mexico in 1996 as compared to 1995.

     As a result of the foregoing, income before taxes increased $6,194 to $214,154 and income after taxes increased $3,840 to $132,775.

                          PART II -- OTHER INFORMATION
                          ----------------------------

        Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the stockholders was held on July 11, 1996.

     (b) Three directors were elected and received the following votes for, against or withheld:

                                                                Against or
                                                 For             Withheld
                                              ---------          --------

                  1.  Roger R. Tuttle         7,014,925           34,890
                  2.  William M. Sandstrom    7,013,495           36,320
                  3.  Jeffrey L. Smith        7,015,095           34,720

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DYNA GROUP INTERNATIONAL, INC.
                                    -----------------------------------------
                        (Registrant)


Date: August 7, 1996                 /s/ Roger R. Tuttle
      --------------                -----------------------------------------
                        (Signature)   Roger R. Tuttle, Chairman of the Board
                                                       and Chief Executive
                                                       Officer



Date: August 7, 1996                 /s/ Thomas J. Heslinga
      --------------                -----------------------------------------
                        (Signature)  Thomas J. Heslinga, Treasurer (Principal
                                                         Accounting and
                                                         Financial Officer)