Form 10QSB
period 1996-09-30
DYNA GROUP INTERNATIONAL INC
filed 1996-11-12
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:  September, 30, 1996
                       -------------------

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                          to
                               ------------------------    --------------------
Commission file number: 0-17385
                        -------

                       DYNA GROUP INTERNATIONAL, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               NEVADA                                            87-0404753
     --------------------------------                       -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

   1801 W. 16th Street, Broadview, Illinois                    60153
   ------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                               708 - 450-9200
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                                       Not applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             X  Yes       No
                                                            ----     ----

     The number of shares outstanding of the registrant's common stock as of September 30, 1996 was 7,482,925.

                       DYNA GROUP INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET
                       ------------------------------
                       ------------------------------





                                                      September 30,          December 31,
                       ASSETS                            1996                    1995
                       ------                         -------------          ------------
                                                       (Unaudited)
CURRENT ASSETS:
 Cash                                                  $    6,347             $  157,007
 Accounts receivable, less allowance
  for doubtful accounts of $92,000                      2,824,942              2,405,039
 Inventories                                            4,132,630              3,667,195
 Prepaid expenses and other                               134,972                118,267
 Deferred tax assets                                       61,372                 61,372
                                                       ----------             ----------

                                                        7,160,263              6,408,880
                                                       ----------             ----------

PROPERTY AND EQUIPMENT, less
 accumulated depreciation of
  $2,333,502 and $2,038,929                             1,113,109              1,137,353
                                                       ----------             ----------

OTHER ASSETS:
 Cost in excess of net assets of acquired
  business, less accumulated amortization
  of $115,873 and $100,963                                 19,879                 34,789
 Investment in joint venture                              281,808                 84,821
 Other                                                    108,735                 93,833
                                                       ----------             ----------
                                                          410,422                213,443
                                                       ----------             ----------

                                                       $8,683,794             $7,759,676
                                                       ==========             ==========


                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                        ------------------------------
                        ------------------------------



         LIABILITIES AND
         ---------------                               September 30,          December 31,
        STOCKHOLDERS' EQUITY                               1996                   1995
        --------------------                           -------------          ------------
                                                        (Unaudited)

CURRENT LIABILITIES:
 Notes payable bank                                     $2,476,500             $2,565,000
 Notes payable related party                               350,000                400,000
 Accounts payable                                        1,184,990                642,026
 Due to joint venture                                      128,813                  -----
 Accrued expenses                                          515,219                458,423
 Current maturities of long-term debt                      150,311                150,311
                                                        ----------             ----------

                                                         4,805,833              4,215,760
                                                        ----------             ----------

LONG-TERM DEBT BANK:                                       573,641                685,652
                                                        ----------             ----------

STOCKHOLDERS' EQUITY:
 Common stock $.001 par value - authorized,
  100,000,000 shares; issued 8,179,704                       8,180                  8,180
 Capital in excess of par value                            967,113                950,687
 Retained earnings                                       2,477,541              2,063,460
 Treasury stock - 696,779 and 714,557
  shares, at cost                                         (140,084)              (143,657)
 Unearned compensation                                      (8,430)               (20,406)
                                                        ----------             ----------

                                                         3,304,320              2,858,264
                                                        ----------             ----------



                                                        $8,683,794             $7,759,676
                                                        ==========             ==========







                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                ------------------------------------------------
                ------------------------------------------------


                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        1996                 1995
                                                                    ----------             ---------

NET SALES                                                           $3,437,167            $3,077,217

COST OF SALES                                                        1,894,055             1,677,875

  Gross profit                                                       1,543,112             1,399,342

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                              1,163,541             1,005,227
                                                                    ----------            ----------

  Operating income                                                     379,571               394,115

INTEREST EXPENSE                                                        75,144                61,608

EQUITY IN EARNINGS OF JOINT VENTURE                                    149,292                13,551
                                                                    ----------            ----------

   Income before income
   taxes                                                               453,719               346,058

PROVISION FOR INCOME TAXES                                             172,413               131,502
                                                                    ----------            ----------


NET INCOME                                                          $  281,306            $  214,556
                                                                    ==========            ==========

INCOME PER COMMON SHARE                                             $      .04            $      .03

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                            7,482,925             7,465,147




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                ------------------------------------------------
                ------------------------------------------------




                                                           Nine Months Ended September 30,
                                                              1996                 1995
                                                          ----------             ----------
NET SALES                                                 $8,215,891             $7,241,424

COST OF SALES                                              4,522,395              3,803,578
                                                          ----------             ----------

  Gross profit                                             3,693,496              3,437,846

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  3,007,758              2,727,749
                                                          ----------             ----------

  Operating income                                           685,738                710,097

INTEREST EXPENSE                                             214,852                162,280

EQUITY IN EARNINGS OF JOINT VENTURE                          196,987                  6,201
                                                          ----------             ----------

  Income before income
  taxes                                                      667,873                554,018

PROVISION FOR INCOME TAXES                                   253,792                210,527
                                                          ----------             ----------


NET INCOME                                                $  414,081             $  343,491
                                                          ==========             ==========

INCOME PER COMMON SHARE                                   $      .06             $      .05

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                  7,477,592              7,464,747




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                ------------------------------------------------
                ------------------------------------------------



                                                                    Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                  1996                 1995
                                                                    ---------             ---------
Net income                                                          $ 414,081             $ 343,491
Adjustments to reconcile income from
 operations to net cash used
 by operating activities -
  Depreciation and amortization                                       309,483               232,803
  Provision for losses on accounts receivable                          88,014                30,888
  Amortization of unearned compensation                                11,976                11,889
  (Gain) from joint venture                                          (196,987)               (6,201)
  Change in assets and liabilities:
   Increase in accounts receivable                                   (507,917)             (827,472)
   Increase in inventories                                           (465,435)             (983,379)
   Increase in prepaid expenses and other                             (16,705)              (76,172)
    Increase in accounts payable                                      542,964               493,012
   Increase in accrued expenses                                        56,796                41,809
   Increase in payable to joint venture                               128,813                 -----
   Increase in other assets                                           (14,903)              (18,977)
                                                                    ---------             ---------

    Cash provided (used) by operating activities                      350,180              (758,309)
                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (270,329)             (331,093)
                                                                    ---------             ---------

    Cash used by investing activities                                (270,329)             (331,093)
                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                           (112,011)             (107,008)
Increase (decrease) in notes payable                                 (138,500)              967,000
Issue treasury stock                                                   20,000                 -----
Repurchase common stock                                                 -----               (51,411)
                                                                    ---------             ---------

Cash provided (used) by financing activities                         (230,511)              808,581
                                                                    ---------             ---------

DECREASE IN CASH                                                     (150,660)             (280,821)

CASH, beginning of period                                             157,007               305,610
                                                                    ---------             ---------

CASH, end of period                                                 $   6,347             $  24,789
                                                                    =========             =========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -
    Interest                                                        $ 194,208             $ 160,739
    Income Taxes                                                      149,713                90,522





                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
             ------------------------------------------------------



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

     The financial information included herein at September 30, 1996 and for the three months and nine months ended September 30, 1996 and September 30, 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1995 was derived from the Company's audited financial statements for 1995.


NOTE 2 - INVENTORIES

     Inventories consist of the following:


                                                          September 30, 1996   December 31, 1995
                                                         -------------------   ---------------

    Raw materials and work in process                         $1,112,301           $1,131,045
    Finished goods                                             3,020,329            2,536,150
                                                              ----------           ----------
                                                              $4,132,630           $3,667,195
                                                              ==========           ==========



NOTE 3 - NOTES PAYABLE BANK

     Effective October 21, 1996 the Company changed its primary banking relationship. As a result of the change, the Company paid off its old line of credit with its former bank, and established a new line of credit with its new bank. The maximum borrowing permitted on the new line remains unchanged at $3,750,000, and the loan maturity date is August 31, 1997. The interest rate
on the new line is a    blended rate tied to the prime rate (approximately
8.5%).

                         DYNA GROUP INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
             ------------------------------------------------------



NOTE 4 - LONG-TERM DEBT BANK

     Effective October 21, 1996, the Company changed its primary banking relationship. As a result of the change, the Company paid off two term loans to its former bank. One loan had a maturity date of October 14, 1999 with an interest rate of prime + 1/2%, and the second loan had a maturity date of September 1, 2003 with an interest rate of 7.74%. At the same time, the Company took out a single new installment loan with its new bank. The new loan has a maturity date of October 21, 2001 with an interest rate of prime + 1/4%.


NOTE 5 - STOCKHOLDERS' EQUITY

     During the first quarter of 1996 the Company issued 17,778 shares of stock from its treasury at a cost of $3,573, and an issuance price of $20,000 for the acquisition of certain NFL licensing rights.

Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations


Liquidity and Capital Resources

     The Company's working capital ratio at September 30, 1996 remained unchanged from 1.5 to 1 at December 31, 1995. Cash in bank decreased by $150,660 during the period.

     Operating activities provided cash flow of $350,180 with income from operations and non-cash adjustments providing $626,567. Changes in net working capital used $276,387. The net decrease in working capital was primarily due to strong business activity during the third quarter 1996 resulting in large increases in accounts receivable and inventories which were offset somewhat by increases in payables and accrued expenses.

     Capital expenditures, mostly for dies and molds, used $270,329. Financing activities used $230,511, primarily due to repayments on notes payable and long-term debt.

     At September 30, 1996, the Company has a revolving line of credit with a bank allowing borrowing up to $3,750,000 against qualified accounts receivable and inventory. At September 30, 1996 approximately $770,000 was available for borrowing. This line of credit has a maturity date of August 30, 1997.

     As of September 30, 1996, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


Results of Operations

     Net sales for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 increased $359,950 or 11.7%.

     Selling, general and administrative expenses as a percent of sales increased to 33.9% in 1996 from 32.7% in 1995. This increase is primarily due to greater selling costs, especially for commissions and royalties.

     Interest expense increased as a result of higher borrowing levels as compared to last year.

     The Company's equity in the earnings of the joint venture increased $135,741 as compared to 1995. This was due to higher production levels in Mexico in 1996.

     As a result of the foregoing, income before taxes increased $107,661 to $453,719 and income after taxes increased $66,750 to $281,306.

     Net sales for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 increased $974,467 or 13.5%.

     Selling, general and administrative expenses as a percent of sales decreased from 37.7% in 1995 to 36.6% in 1996. This decrease is due to management's emphasis on cost control along with the fixed nature of many of these costs which do not fluctuate with sales volume changes.

     Interest expense for the nine months ended September 30, 1996 increased over the similar period in 1995 as a result of higher borrowing levels.

     The Company's equity in the earnings of the joint venture for the nine months ended September 30, 1996 was $196,987 compared to $6,201 for the same period in 1995. This increase was due to higher production levels in Mexico in 1996 as compared to 1995.

     As a result of the foregoing, income before taxes increased $113,855 to $667,873 and income after taxes increased $70,590 to $414,081.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DYNA GROUP INTERNATIONAL, INC.
                                       --------------------------------
                          (Registrant)


Date: November 12, 1996                /s/ Roger R. Tuttle
      -----------------                ----------------------------------------
                          (Signature)  Roger R. Tuttle, Chairman of the Board
                                                        and Chief Executive
                                                        Officer



Date: November 12, 1996                /s/ Tomas J. Heslinga
      -----------------                ----------------------------------------
                          (Signature)  Thomas J. Heslinga, Treasurer (Principal
                                                           Accounting and
                                                           Financial Officer)