Form 10KSB
period 1996-12-31
DYNA GROUP INTERNATIONAL INC
filed 1997-03-31
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

   [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. (Fee required). For the fiscal year ended:
        December 31, 1996
        -----------------
                               or
   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (No fee required).

   Commission file number:      0-17385
                           ---------------

                         DYNA GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        87-0404753
   -------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  1801 West 16th Street, Broadview, Illinois                 60153
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code:  (708) 450-9200
                                                       -----------------

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

                            Yes   x       No
                                 ---          ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K(X).

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 was $2,578,869.

   The number of shares outstanding of the registrant's common stock as of March 1, 1997 was 7,482,925.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

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

     In December, 1992, the distributorship of the Company's wholly owned subsidiary, XL, was discontinued, and in February, 1993, XL completed the sale of its tire inventory and backlog of orders to General Tire, Inc.

     In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the painting and marketing of its products.

     In January 1995, the Company leased a manufacturing/warehousing facility in Columbia, Missouri for the assembly and shipping of its glassware and ceramic products. This lease was terminated as of December 31, 1996.

     In January 1997, the Company leased a manufacturing/warehousing facility in New Braunfels, Texas to replace its Columbia, Missouri facility. The Company also intends to move its Broadview, Illinois production to the Texas location during 1997.

     The Company, through its Great American subsidiary, is engaged in the business of manufacturing consumer products for sale to the retail giftware market and the corporate premium and incentive market. Great American produces and sells cast products, pewter enhanced glassware and wall and desk decor.

Products and Sales

     The Company designs, manufactures and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as, pewter decorated glassware, caps, ceramic ware, pewter decorated wall and desk decor, and beginning in 1995 pewter enhanced keepsake boxes. All of the Company's centrifugally cast products are designed at the Company's Broadview, Illinois facility, with the pewter enhanced glass and ceramic ware assembled in the Columbia, Missouri facility. In 1996 approximately 50% of the manufacturing and painting of the cast products was performed in Mexico with the remainder done in Broadview, Illinois.

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

     The business of the Company is affected by seasonal factors. The Company does experience an increase in inventory during the third quarter of the year followed by an increase in accounts receivable during the fourth quarter. Management believes the Company's inventory level and fluctuations in inventory are in line with its sales and seasonal requirements.

     Extension of credit terms provided by the Company to its customers range from normal 30 day terms to 180 days from the date of invoice. Management believes that while these longer credit terms do result in extended collection periods, they also offer the Company an effective sales tool.

Marketing and Distribution

     As of December 31, 1996, the Company's sales force and related support staff numbered 14 persons. The Company also utilizes approximately 134 independent, commissioned sales representatives.

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

Foreign Operations and Export Sales

     The Company from its U.S. facilities markets its products internationally. International sales accounted for 7% and 7% of total sales for the years ended 1996 and 1995. In 1996, European sales comprised 54% of international sales, while Asia comprised 15% with the balance sold elsewhere. In 1995 the composition of the international markets was Europe 74%, Asia 6% and the balance sold elsewhere.

     In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the painting and marketing of its products. The Company believes this will further reduce costs and open new markets in the Spanish speaking countries. The Company's ownership interest in the joint venture is 40%, with 60% held by the Mexican individuals.

Major Customers

     The Company has over 5,000 customers. One major customer accounted for 23% of sales in 1996 and 22% of sales in 1995.

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

Employees

     The Company employs up to 186 people, of whom 26 are engaged in sales and administration, 21 in creative and art and 139 in manufacturing and warehousing.

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

     The Company's leased facility in New Braunfels, Texas is equipped for the assembly, packaging and shipping of the pewter enhanced glass and ceramic ware.

     The Company's joint venture facility is equipped to cast and paint its products.

     The Company also has one (1) vehicle lease which has a monthly rental of $317.

Item 2.   Property

     The Company's executive office is located in a 31,000 square foot owned facility at 1801 W. 16th Street, Broadview, IL 60153. All of the Company's centrifugally cast products were designed and some were manufactured at this facility in 1996.

     In January 1995, the Company leased a manufacturing/warehousing facility in Columbia, Missouri for assembly and shipping of its glassware and ceramic products. In January 1997, the Company leased a manufacturing/warehousing facility in New Braunfels, Texas from its principal shareholder to replace its Columbia, Missouri facility.

The terms of these leases are summarized below.

                            Approximate area       Lease         Monthly
Type of Facility             in square feet      Expiration       Rental
----------------             --------------      ----------       ------
Manufact/Warehouse-Missouri      20,000           12/31/96        $2,500
Manufact/Warehouse-Texas         32,000            1/01/02        $6,000


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

                                           High Bid         Low Bid
                                           ---- ---         --- ---
1996      4th Quarter                      $ 1-1/16         $  11/16
          3rd Quarter                        1-1/4             11/16
          2nd Quarter                        1-3/8             15/16
          1st Quarter                        1-15/16           1

1995      4th Quarter                      $ 1-7/16         $  13/16
          3rd Quarter                        1                 11/16
          2nd Quarter                        15/16             11/16
          1st Quarter                        1                  5/8

Holders

                                             Approximate number of holders
          Title of Class                     of record as of March 1, 1997
          --------------                     -----------------------------
     Common stock, par value
          $.001 per share                                 371

Dividends

     There have been no dividends paid on the Company's Common Stock since inception. It is currently expected that any additional earnings the Company realizes will be retained to finance growth.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Set forth below is a discussion and analysis of the financial condition and operating results of the Company's operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

Liquidity and Capital Resources

     The Company's liquidity position remained unchanged at a 1.5 to 1 current ratio. Net cash increased by $181,954.

     Operating activities used $266,310 of cash in 1996. Income from operations and non-cash adjustments provided a total increase in cash of $528,900. This was offset by a $701,086 decrease in net working capital, while an increase in other assets used $94,124. Net working capital declined as a result of a large increase in accounts receivable, due to allowing extended payment terms to some large and valued customers. A moderate increase in inventories was offset by a like increase in accounts payable. Accrued expenses declined due to earlier payments of liabilities compared to last year. Other assets increased due to refundable income taxes.

     Investing activities used $315,748, with capital expenditures, primarily dies and molds, using $366,394, a decrease in the investment in the joint venture providing $15,000, and distributions from the joint venture providing $35,646. Financing activities provided $764,012. During the period the Company had a net decrease in long-term debt of $90,130, and increased short term borrowing $854,142.

     At December 31, 1996 the Company had a bank revolving line of credit, allowing the Company to borrow up to $3,750,000 against qualified receivables and inventory. At that date the Company had approximately $13,800 available to borrow. This line of credit expires August 31, 1997.

     As of December 31, 1996 there are no material commitments for future capital expenditures, and management does not feel there will be any major expenditures in the foreseeable future. It is management's belief that the Company's present credit facilities will be adequate to meet its current and future needs, as the Company has instituted programs to reduce inventory from present levels via sales and reduced production levels and to reduce accounts receivable with more intensive collection efforts.

Results of Operations

                                1996 versus 1995

     Net sales for the year ended December 31, 1996 increased by $846,420 or 8.4% as compared to 1995. 1996 foreign sales declined from the 1995 level by $19,000, as a result of decreasing sales of belt buckles in these markets. The Company is in the process of introducing some of its new product lines to the foreign marketplace which it believes will increase sales. Domestic sales increased from 1995 levels by $865,000 as a result of some new large retail customers as well as increased sales to a major customer.

     Gross profit margin as a percent of sales declined from 47% of sales in 1995 to 41% of sales in 1996. This change was primarily attributed to a substantial reduction in the Company's year end physical inventory value as compared to perpetual inventory records. Also contributing to this decline was an overall increase in the cost of goods sold without a corresponding price increase to customers.

     Throughout the year the Company estimated its gross profit margin based on previous historical margins. During 1996 there were unanticipated inefficiencies incurred as the Company began Aoutsourcing more of its production to its Mexican joint venture which resulted in a decline in gross profit and the year-end inventory writedown. The Company is in the process of relocating its production and distribution facility to New Braunfels, Texas.
It is anticipated that this will eliminate the inefficiencies which occurred in 1996 and result in significant savings in the future.

     Selling, general and administrative expenses as a percent of sales decreased from 41% in 1995 to 38% in 1996. This decrease was largely due to the fixed nature of these costs which were virtually unchanged in total between the two years, but declined as a percentage because of the sales increase. The composition of these costs did change with increased selling costs being offset by decreases in administrative costs.

     Interest expense increased $65,023 over 1995 due to higher short term borrowing levels prompted by higher average accounts receivable and inventory levels throughout the year.

     The Company is a partner in a joint venture in Mexico for the casting and painting of its products. In 1995 the Company's ownership interest was 45% and its share of joint venture earnings was $14,331. In 1996 the Company's ownership interest declined to 40% and its share of joint venture earnings was $60,731.

     For 1996 the Company's net income declined to $31,487 as compared   to
1995's net income of $204,325. The decline in earnings was primarily due to the decrease in gross profit margins and the increase in interest expense.

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

     For 1995 the Company's net income declined to $204,325 as compared to 1994's net income of $564,075. The decline in earnings was due to the increases in selling, general and administrative expenses and interest expense as previously discussed.

Inflation

     The Company believes that inflation will have little or no effect on the salability of its products and that the cost increases of its produced products can be passed on to the consumer.

Item 7.   Financial Statements and Supplementary Data

     See financial statements set forth in Item 13 of this annual report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements of the type described in Item 304 of Regulation S-B with the Company's accountants.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

Name                     Age            Position
----                     ---            --------
Roger R. Tuttle          49             Chairman of the Board of Directors, and
                                        Chief Executive Officer, President of
                                        Great American

William M. Sandstrom     50             Director

Jeffrey L. Smith         40             Secretary, Vice President and General
                                        Manager of Great American, and Director

Thomas J. Heslinga       51             Treasurer, Controller

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

     William M. Sandstrom had served as Treasurer of the Company since September 1989 and Controller since 1988, until his resignation effective July 31, 1995. He currently is self employed as a consultant. Prior to this, and since 1982, Mr. Sandstrom was Director of Administration of Ashland Products Company, an injection molder of engineered thermo plastics. Mr. Sandstrom was appointed as a Director in December 1991.

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

Item 10.  Executive Compensation

Cash Compensation

     The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the years ended December 31, 1996, and 1995 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000 and to all directors and executive officers of the Company as a group:

                                                    Other Annual    Long Term
Name                      Year     Salary   Bonus   Compensation   Compensation
----                      ----     ------   -----   ------------   ------------
Roger R. Tuttle           1996    $141,000   ---       $3,850         -----
Chairman of the           1995    $136,100   ---       $3,750         -----
Board of Directors,
and Chief Executive
Officer

     The Company provides certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

     Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

Compensation Pursuant to Plan

     The Company has a Profit Sharing Trust for eligible employees. Employees of the Company who have completed one year of service are eligible to participate in the Trust under which the Company contributes amounts determined from time to time at its discretion. Company contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment with the Company. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $30,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment with the Company or age 65. Participants' account balances under the Trust as of the year ended December 31, 1996 for Mr. Tuttle and for all executive officers as a group, were $144,112, and $156,132, respectively.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management

     The following table provides information as of March 6, 1997 for each person who owned more than five (5%) percent of the Company's Common Stock beneficially and by each director and each officer and all officers and directors as a group:


                        Name and                  Amount  and
    Title              Address of                  Nature of           Percent
   of Class         Beneficial Owner          Beneficial Ownership     of Class
   --------         ----------------          --------------------     --------

Security Ownership of Management:

Common Stock       Roger R. Tuttle       (1)        3,327,000           44.46%
                   1801 W. 16th Street
                   Broadview, IL 60153

Common Stock       All Directors and
                   Officers as a Group              3,407,000           45.53%

     (1) In December 1996, Mr. Tuttle gifted 13,000 shares each to his two minor children, he retains guardianship and voting rights.

Item 12.  Certain Relationships and Related Transactions

     The Company has a note payable to the Chairman of the Board which is summarized as follows:

     Unsecured promissory note, due 12/14/97
       both principal and interest payable to
       the major stockholder, interest at
       prime plus 1/2% (8.75% at December 31, 1996)              $350,000





     See "Notes to the Consolidated Financial Statements".

                                    PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements:                                         Page
                                                                           ----
          Dyna Group International, Inc.

          Report of Independent Certified Public Accountants . . . . . . .  15
          Consolidated Balance Sheet - December 31, 1996 and 1995. . . . .  16
          Consolidated Statement of Income - for the years
            ended December 31, 1996 and 1995 . . . . . . . . . . . . . . .  18
          Consolidated Statement of Stockholders' Equity - for the
            years ended December 31, 1996 and 1995 . . . . . . . . . . . .  19
          Consolidated Statement of Cash Flows - for the years
            ended December 31, 1996 and 1995 . . . . . . . . . . . . . . .  20
          Notes to Consolidated Financial Statements . . . . . . . . . . .  22


          2. Exhibits:

          Reference is made to "Exhibit Index" beginning on page 30 herein.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1996.

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

                         DYNA GROUP INTERNATIONAL, INC.
                    ------------------------------------------
                                  (Registrant)



By/S/Roger R. Tuttle
  -----------------------------------------------------------------------------
   Roger R. Tuttle, Chairman of the Board and Chief Executive Officer



Date:     March 28, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By/S/Roger R. Tuttle
  -----------------------------------------------------------------------------
   Roger R. Tuttle, Chairman of the Board and Chief Executive Officer




By/S/Thomas J. Heslinga
  -----------------------------------------------------------------------------
   Thomas J. Heslinga, Treasurer (Principal Accounting and
   Financial Officer)



By/S/Jeffrey L. Smith
  -----------------------------------------------------------------------------
   Jeffrey L. Smith, Secretary and Director



By/S/William M. Sandstrom
  -----------------------------------------------------------------------------
   William M. Sandstrom, Director



Date:     March 28, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
of Dyna Group International, Inc.

We have audited the accompanying consolidated balance sheets of Dyna Group International, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                               /S/ BDO SEIDMAN, LLP

Chicago, Illinois
March 18, 1997

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                ASSETS                                 ------------------------------
                                                           1996              1995
                                                       ------------      ------------
   CURRENT ASSETS:
     Cash                                              $   338,961       $   157,007
     Accounts receivable, less allowance
       for doubtful accounts of $92,000                  2,888,815         2,405,039
     Inventories                                         3,814,075         3,667,195
     Prepaid expenses and other                            126,451           118,267
     Refundable Income taxes                               127,433
     Deferred tax assets                                    53,963            61,372
                                                       -----------       -----------
                                                         7,349,698         6,408,880
                                                       -----------       -----------


   PROPERTY AND EQUIPMENT, Net                           1,089,036         1,137,353
                                                       -----------       -----------


   OTHER ASSETS:
     Cost in excess of net assets of acquired
       business, less accumulated
       amortization of $120,843 and $100,963                14,909            34,789
     Investment in joint venture                            94,906            84,821
     Other                                                 115,444            98,027
                                                       -----------       -----------


                                                           225,259           217,637
                                                       -----------       -----------


                                                       $ 8,663,993       $ 7,763,870
                                                       ===========       ===========


          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,
               LIABILITIES AND                         ------------------------------
             STOCKHOLDERS' EQUITY                          1996              1995
                                                       ------------      ------------
     CURRENT LIABILITIES:
       Notes payable to bank                           $ 3,469,142       $ 2,565,000
       Note payable to related party                       350,000           400,000
       Accounts payable                                    800,213           642,026
       Accrued expenses                                    284,698           458,423
       Due to Joint Venture                                 88,389             4,194
       Current maturities of long-term debt                 50,004           150,311
                                                       -----------       -----------

                                                         5,042,446         4,219,954
                                                       -----------       -----------

     LONG-TERM DEBT:
       Bank less current maturities                        695,829           685,652
                                                       -----------       -----------

     STOCKHOLDERS' EQUITY:
       Common stock $.001 par value - authorized,
         100,000,000 shares; issued 8,179,704                8,180             8,180
       Capital in excess of par value                      967,113           950,687
       Retained earnings                                 2,094,947         2,063,460
       Treasury stock - 696,779 and
         714,557 shares, at cost                          (140,084)         (143,657)
       Unearned compensation                               ( 4,438)          (20,406)
                                                       -----------       -----------

                                                         2,925,718         2,858,264
                                                       -----------       -----------




                                                       $ 8,663,993       $ 7,763,870
                                                       ===========       ===========



          See accompanying notes to consolidated financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                              Year ended December 31,
                                           ----------------------------
                                               1996            1995
                                           ------------    ------------
NET SALES                                  $10,891,187     $10,044,767

COST OF SALES                                6,442,252       5,336,504
                                           -----------     -----------

          Gross profit                       4,448,935       4,708,263

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    4,131,820       4,133,607
                                           -----------     -----------

          Operating income                     317,115         574,656

INTEREST EXPENSE                               309,869         244,846

EQUITY IN EARNINGS OF
  JOINT VENTURE                                 60,731          14,331
                                           -----------     -----------

          Income from operations
          before income taxes                   67,977         344,141

PROVISION FOR INCOME TAXES                      36,490         139,816
                                           -----------     -----------


NET INCOME                                 $    31,487     $   204,325
                                           ===========     ===========
INCOME PER COMMON SHARE:
  Net income                                   $   --           $  .03


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  7,478,822       7,464,839



          See accompanying notes to consolidated financial statements.

                                                                         Page 19
                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Capital in
                         Common   excess of   Retained   Treasury    Unearned
                         Stock    par value   Earnings     Stock   compensation     Total
                         ------   ----------  --------   --------  ------------  ----------
Balance at
December 31, 1994        $ 8,180  $ 944,574  $1,859,135  $(100,196)   $(23,063)  $2,688,630

  Issuance of treasury
   stock                   ----       6,113       ----       7,950     (14,063)       ----
  Purchase of treasury
   stock                   ----       ----        ----     (51,411)       ----      (51,411)
  Amortization             ----       ----        ----       ----       16,720       16,720
  Net income               ----       ----      204,325      ----         ----      204,325
                         -------  ---------   ---------  ---------    --------   ----------
Balance at
December 31, 1995        $ 8,180  $ 950,687  $2,063,460  $(143,657)   $(20,406)  $2,858,264

  Issuance of treasury
   stock                   ----      16,426       ----       3,573        ----       19,999
  Amortization             ----       ----        ----       ----       15,968       15,968
  Net income               ----       ----       31,487      ----         ----       31,487
                         -------  ---------   ---------  ---------    --------   ----------
Balance at
December 31, 1996        $ 8,180  $ 967,113  $2,094,947  $(140,084)   $ (4,438)  $2,925,718
                         =======  =========  ==========  =========    ========   ==========

                                                  Common Stock
                                              ---------------------
Share Amounts                                  Issued      Treasury
-------------                                 ---------    --------
  Balance at December 31, 1994                8,179,704     684,057
    Shares issued as compensation                 ----      (37,500)
    Purchase of treasury stock                    ----       68,000
                                              ---------     -------

  Balance at December 31, 1995                8,179,704     714,557
    Shares issued for license agreement           ----      (17,778)

  Balance at December 31, 1996                8,179,704     696,779
                                              =========     =======



          See accompanying notes to consolidated financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year ended December 31,
                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   1996           1995
                                                    ------------   ------------
 Net income                                         $    31,487    $   204,325
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities -
     Depreciation and amortization                      434,591        397,030
     Provision for losses on accounts receivable        150,902        131,493
     Amortization of unearned compensation               15,968         16,720
     Other                                              (43,317)        (4,519)
     Equity in earnings of joint venture                (60,731)       (14,331)
     Change in assets and liabilities:
       Decrease (increase) in accounts receivable      (634,678)      (621,066)
       Increase in inventories                         (146,880)    (1,287,526)
       Decrease (increase) in prepaid expenses
        and other                                        11,815         (6,678)
       Increase (decrease) in accounts payable          158,187         (6,624)
       Decrease in accrued expenses                    (173,725)       (23,406)
       Decrease (increase) in other assets              (94,124)        32,306
       Increase in due to joint venture                  84,195          4,194
                                                    -----------    -----------

       Cash provided (used) by operating activities    (266,310)    (1,178,082)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (366,394)      (454,396)
  Investment in joint venture                            15,000        (45,000)
  Distribution from joint venture                        35,646            ---
                                                    -----------    -----------

       Cash used by investing activities               (315,748)      (499,396)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                           (840,130)      (144,714)
  Increase (decrease) in notes payable                  854,142      1,725,000)
  New long-term borrowing                               750,000            ---
  Repurchase of common stock                                ---        (51,411)
                                                    -----------    -----------

       Cash (used) provided by financing activities     764,012      1,528,875
                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                             181,954       (148,603)

CASH, beginning of year                                 157,007        305,610
                                                    -----------    -----------

CASH, end of year                                   $   338,961    $   157,007
                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                                                      Year ended December 31,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest                                     $   279,066    $   231,880
       Income Taxes                                     284,738         90,522


NON-CASH INVESTING AND FINANCING ACTIVITIES


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

        During the first quarter of 1996, the Company issued 17,778 shares of treasury stock to obtain certain NFL licensing rights. In connection with this transaction, the Company recorded $19,999 in prepaid licensing fees which are being amortized over 36 months.





          See accompanying notes to consolidated financial statements.

                                                                         Page 22
                         DYNA GROUP INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The products are designed and some are manufactured at the Company's Broadview, Illinois facility. In addition, the Company has an assembly operation located in Columbia, Missouri (see Note 16). Most of the Company's products are cast and painted by the Company's joint venture in Mexico.

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

Reclassifications

         Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 - INVENTORIES

          Inventories consist of the following:

                                                           December 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
          Raw materials and work in process          $  998,453    $1,131,045
          Finished goods                              2,815,622     2,536,150
                                                     ----------    ----------

                                                     $3,814,075    $3,667,195
                                                     ==========    ==========

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                           December 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
          Land                                       $  200,000    $  200,000
          Building                                      488,323       488,323
          Building improvements                         117,970       117,970
          Machinery, equipment and furnishings          724,770       720,729
          Molds and dies                              2,011,613     1,649,260
                                                     ----------    ----------

                                                      3,542,676     3,176,282

          Less accumulated depreciation               2,453,640     2,038,929
                                                     ----------    ----------

                                                     $1,089,036    $1,137,353
                                                     ==========    ==========

NOTE 4 - NOTES PAYABLE TO BANK

          Effective October 21, 1996 the Company changed its primary banking relationship. As a result of the change, the Company paid off its old line of credit with its former bank, and established a new line of credit with its new bank. The maximum borrowing permitted on the new line is $3,750,000, and the loan maturity date is August 31, 1997. The interest rate on the new line is a blended rate tied to the prime rate (approximately 8.5% as of December 31, 1996).

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

          In December 1994, the Company borrowed $560,000 from a bank to repay the long-term debt due to the major stockholder, concurrently the major stockholder loaned the Company $500,000 as evidenced by a promissory note due December 14, 1995 with interest at prime plus 1/2 percent (8.75% at December 31, 1996). The proceeds from this loan were used to reduce current indebtedness to the bank. At December 31, 1996 the amount outstanding was $350,000 and the major stockholder extended the due date on this note to December 14, 1997.

NOTE 6 - INCOME TAXES

          Provisions (credits) for income taxes consist of the following:

                                             Year ended December 31,
                                             -----------------------
                                                1996        1995
                                              ---------   ---------
          Current:
            Federal                           $ 24,719    $106,215
            State                                4,362      23,313
                                              --------    --------
                                                29,081     129,528

          Deferred                               7,409      10,288
                                              --------    --------

                                              $ 36,490    $139,816
                                              ========    ========


          The components of the deferred assets (liabilities) are as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     ---------
          Allowance for doubtful accounts                $ 34,532     $ 34,532
          Employee benefit accrual                           (492)      15,612
          Vacation                                          9,315        9,315
          Equity in earnings of joint venture              (7,365)       1,913
          Unrealized JV profits in inventory               17,973          ---
                                                         --------     --------
             Net deferred tax assets                     $ 53,963     $ 61,372
                                                         ========     ========


          The effective tax rate on income was different than the statutory federal income tax rate for the following reasons:

                                             Year ended December 31,
                                             -----------------------
                                                1996        1995
                                              ---------   ---------
          Tax at U.S. statutory rate          $ 23,113    $117,006
          State income taxes, net of
            federal income tax benefit           1,745      18,005
          Goodwill amortization                  6,759       6,759
          Other                                  4,873      (1,954)
                                              --------    --------

                                              $ 36,490    $139,816
                                              ========    ========

NOTE 7 - ACCRUED EXPENSES

          Accrued expenses consist of the following:

                                                       December 31,
                                                   --------------------
                                                     1996        1995
                                                   --------    --------

          Salary, payroll taxes and other          $138,394    $162,056
          Interest                                   63,243      32,442
          Income taxes                                  ---     128,224
          Real estate taxes                          83,061      84,260
          Insurance                                     ---      51,441
                                                   --------    --------

                                                   $284,698    $458,423
                                                   ========    ========


NOTE 8 - EMPLOYEE BENEFIT PLANS

          The Company has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Amounts charged to expense were as follows: 1996
- $25,000, 1995 - $30,000.


NOTE 9 - LONG-TERM DEBT

          Long-term debt consists of the following:

                                                              December 31,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
          7.74% mortgage note, repaid during 1996         $    ---    $387,963

          Prime plus 1/2% term note, repaid during 1996        ---     448,000

          Prime plus 1/4% mortgage note, due 2001          745,833         ---
                                                          --------    --------

                                                           745,833     835,963

          Less: current maturities                          50,004     150,311
                                                          --------    --------

                                                          $695,829    $685,652
                                                          ========    ========

          On October 21, 1996, the Company changed its primary banking relationship. At that time the Company paid off the balances due on its 7.74% mortgage note and its prime plus 1/2% term note held by its old bank, and simultaneously took out a new mortgage note for $750,000 from its current bank.
This note is secured by the Company's      operating facility.  The new note is
at prime plus 1/4% and matures on October 21, 2001.      Principal payments of
$4,167 plus interest are required monthly.

          The aggregate long-term maturities over each of the next five years are as follows: 1997 - $50,004, 1998 - $50,004, 1999 - $50,004, 2000 -
$50,004, and 2001 - $545,817.

                                                                         Page 27
NOTE 10 - LEASE OBLIGATIONS

          As of December 31, 1996, the Company terminated its operating facility in Columbia, Missouri. This facility was replaced in January 1997 with another in New Braunfels, Texas which is leased from the major stockholder. That lease expires in January 2002. The Company also leases an automobile under a lease expiring in 1998. Its computer equipment is leased from the major stockholder on a month to month basis.

          Future minimum noncancellable lease payments under the above operating leases are as follows:

                                   1997      1998       1999       2000       2001
                                   ----      ----       ----       ----       ----
  Lease from major stockholder   $72,000   $72,000    $72,000    $72,000    $72,000
  Other                            3,809     2,222        ---        ---        ---
                                 -------   -------    -------    -------    -------

               Total             $75,809   $74,222    $72,000    $72,000    $72,000
                                 =======   =======    =======    =======    =======


          Rent expense is summarized as follows:

                                                  Year ended December 31,
                                                  -----------------------
                                                      1996        1995
                                                    ---------   --------
               Rent to major stockholder            $  3,809    $ 3,809
               Other                                  20,500     22,226
                                                    --------    -------

                            Total                   $ 24,309    $26,035
                                                    ========    =======


NOTE 11 - STOCKHOLDERS' EQUITY

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

          During the first quarter of 1996, the Company issued 17,778 shares of treasury stock to obtain certain NFL licensing rights. In connection with this transaction, the Company recorded $19,999 in prepaid licensing fees which are being amortized over 36 months.

                                                                         Page 28
NOTE 12 - FOREIGN OPERATIONS AND EXPORT SALES

         The Company from its United States facility in Broadview, Illinois markets its products both domestically and internationally. Export sales were as follows:

                                              Year ended December 31,
                                             -------------------------
                                                1996          1995
                                             ----------    ----------
         Europe                                $384,386     $541,948
         Asia                                   106,663       46,065
         Other                                  218,764      141,077
                                               --------     --------

           Total                               $709,813     $729,090
                                               ========     ========

         The Company presently operates in one business segment, "Consumer
Goods."

         In August 1994, the Company entered into a Joint Venture agreement with Mexican individuals for the casting, painting and marketing of its products. The Company believes this will further reduce costs and open new markets in the Spanish speaking countries. The Company's ownership interest in the joint venture is 40%, with 60% held by Mexican individuals.

         The investment is being accounted for using the equity method of accounting. Financial information for this joint venture, accounted for by the equity method, is as follows:

                                                1996         1995
                                             ---------    ---------
                     Current assets           $508,000     $157,000
                     Noncurrent assets          45,000       29,000
                     Current Liabilities       239,000       21,000
                     Stockholder's equity      314,000      165,000
                     Net Sales               1,487,000      200,000
                     Gross Margin              532,000       24,000
                     Net Income                264,156       36,000

         The Company purchased $1,218,643 and $182,669 of inventory from the joint venture in 1996 and 1995 respectively. At December 31, 1996 the Company has recorded a reserve for intercompany profits in ending inventory of $44,931.

NOTE 13 - MAJOR CUSTOMERS

          The Company sells to over 5,000 customers. One accounted for 23% of sales in 1996, 22% of sales in 1995. This customer accounted for 33% and 29% of the outstanding accounts receivable at December 31, 1996 and 1995, respectively.


NOTE 14 - OTHER MATTERS

          In December 1993, the Company was petitioned by its factory employees to allow the Independent Ladies Garment Workers Union ("the Union") to represent them in a collective bargaining agreement. The Company and the Union signed a three year collective bargaining agreement on June 24, 1994. The Company believes there have been no adverse effects from this agreement.

                                                                         Page 29
NOTE 15 - FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter of 1996 the Company recorded a book-to-physical inventory adjustment of approximately $500,000.

          During the fourth quarter of 1995 the Company recorded an inventory adjustment of approximately $100,000 for products donated to a charitable organization, and additionally wrote off as uncollectible $60,000 of accounts receivable.

NOTE 16- SUBSEQUENT EVENTS

          During January, 1997 the Company began leasing a warehouse/office facility in New Braunfels Texas from the major stockholder to replace its facility in Columbia Missouri. The Texas facility is located near the Mexico border and will offer the Company an opportunity to save on freight costs on shipments between it and its joint venture partner in Mexico.

          The Company currently has its Broadview Illinois warehouse and office available for sale or lease. The remaining United States production will be relocated from Broadview to New Braunfels.

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