Form 10-Q
period 1997-03-31
DYNA GROUP INTERNATIONAL INC
filed 1997-05-15
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:   March 31, 1997
                     -------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                               ------------    --------------

Commission file number:   0-17385
                        ------------

                         DYNA GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                           87-0404753
------------------------------------                      ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

   1801 W. 16th Street, Broadview, Illinois                    60153
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                 708 - 450-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

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

   The number of shares outstanding of the registrant's common stock as of March 31, 1997 was 7,527,925.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                -----------------------------------------------



                    ASSETS                              March 31,       December 31,
                                                          1997              1996
                                                      ------------      ------------
                                                       (Unaudited)

       CURRENT ASSETS:
         Cash                                         $   104,863       $   338,961
         Accounts receivable, less allowance
           for doubtful accounts of $92,000             1,790,111         2,888,815
         Inventories                                    3,979,370         3,814,075
         Prepaid expenses and other                       156,569           126,451
         Refundable Income taxes                          130,951           127,433
         Deferred tax assets                               53,963            53,963
                                                      ------------      ------------
                                                        6,215,827         7,349,698
                                                      ------------      ------------
       PROPERTY AND EQUIPMENT, less
         accumulated depreciation of
           $2,550,434 and $2,453,640                    1,081,945         1,089,036
                                                      ------------      ------------

       OTHER ASSETS:
         Cost in excess of net assets of acquired
           business, less accumulated amortization
           of $125,812 and $120,843                         9,940            14,909
         Investment in joint venture                       81,988            94,906
         Other                                            150,162           115,444
                                                      ------------      ------------

                                                          242,090           225,259
                                                      ------------      ------------

                                                      $ 7,539,862       $ 8,663,993
                                                      ============      ============


                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                -------------------------------------------------



                 LIABILITIES AND                        March 31,       December 31,
                 STOCKHOLDERS' EQUITY                     1997              1996
                 --------------------                 ------------      ------------
                                                       (Unaudited)
         CURRENT LIABILITIES:
           Notes payable to banks                     $ 2,259,142       $ 3,469,142
           Notes payable related party                    350,000           350,000
           Accounts payable                               991,314           800,213
           Accrued expenses                               241,453           284,698
           Due to Joint Venture                            42,182            88,389
           Current maturities of long-term debt            50,004            50,004
                                                      ------------      ------------

                                                        3,934,095         5,042,446
                                                      ------------      ------------

         LONG-TERM DEBT BANK:                             683,328           695,829
                                                      ------------      ------------

         STOCKHOLDERS' EQUITY:
           Common stock $.001 par value - authorized,
             100,000,000 shares; issued 8,179,704           8,180             8,180
           Capital in excess of par value                 974,313           967,113
           Retained earnings                            2,089,208         2,094,947
           Treasury stock - 651,779 and
             696,779                                     (131,084)         (140,084)
           Unearned compensation                          (18,178)           (4,438)
                                                      ------------      ------------

                                                        2,922,439         2,925,718
                                                      ------------      ------------

                                                      $ 7,539,862       $ 8,663,993
                                                      ============      ============



                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            --------------------------------------------------------




                                                     Three Months Ended March 31,
                                                   ---------------------------------
                                                       1997                1996
                                                   ------------        -------------

NET SALES                                          $ 2,486,907          $ 2,272,678

COST OF SALES                                        1,468,836            1,467,241
                                                   ------------         ------------

          Gross profit                               1,018,071              805,437

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              971,662              842,308
                                                   ------------         ------------

          Operating income                              46,409              (36,871)

INTEREST EXPENSE                                        78,748               70,350

EQUITY IN EARNINGS OF
  JOINT VENTURE                                         23,082                ----
                                                   ------------         ------------

          Income from operations
          before income taxes                           (9,257)            (107,221)

PROVISION FOR INCOME TAXES                              (3,518)             (40,744)
                                                   ------------         ------------

NET INCOME                                         $    (5,739)         $   (66,477)
                                                   ============         ============

INCOME PER COMMON SHARE                            $     .00            $    (.01)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           7,494,175            7,469,592




                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
            --------------------------------------------------------


                                                        Three Months Ended March 31,
                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       1997            1996
                                                        ------------    ------------
Net loss                                                $    (5,739)    $   (66,477)
  Adjustments to reconcile net loss to net cash
    used by operating activities -
     Depreciation and amortization                          101,763         103,161
     Provision for losses on accounts receivable              3,793           ----
     Amortization of unearned compensation                    2,460           3,992
     Other                                                  (12,918)          ----
     Equity in earnings of joint venture                    (23,082)          ----
     Change in assets and liabilities:
       Decrease in accounts receivable                    1,094,911         699,872
       Increase in inventories                             (165,295)        (45,765)
       Increase in prepaid expenses and other               (33,636)       (133,395)
       Increase in accounts payable                         191,101         168,355
       Decrease in accrued expenses                         (43,245)       (129,950)
       Increase in other assets                             (21,800)         (2,827)
       Decrease in due to joint venture                     (46,207)          ----
                                                        ------------    ------------

          Cash (used) provided by operating activities    1,042,106         596,966
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (89,703)        (82,393)
  Distribution from joint venture                            36,000           ----
                                                        ------------    ------------

          Cash used by investing activities                 (53,703)        (82,393)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                (12,501)        (37,206)
  Decrease in notes payable                              (1,210,000)       (572,706)
  Advance to joint venture                                    ----          (74,499)
  Issue treasury stock                                        ----           20,000
                                                        ------------    ------------

          Cash provided (used) by financing activities   (1,222,501)       (664,411)
                                                        ------------    -------------

DECREASE IN CASH                                           (234,098)       (149,838)

CASH, beginning of period                                   338,961         157,007
                                                        ------------    ------------

CASH, end of period                                     $   104,863     $     7,169
                                                        ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                            $    91,191     $    67,663
    Income Taxes                                               ----         142,781



                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------


NOTE 1 - FINANCIAL INFORMATION

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The financial information included herein at March 31, 1997 and for the three months ended March 31, 1997 and March 31, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1996 was derived from the Company's audited financial statements for 1996.


NOTE 2 - INVENTORIES

     Inventories consist of the following:


                                             March 31, 1997      December 31, 1996
                                             --------------      -----------------

          Raw materials and work in process    $ 1,196,413           $   998,453
          Finished goods                         2,782,957             2,815,622
                                               ------------          ------------
                                               $ 3,979,370           $ 3,814,075
                                               ============          ============


NOTE 3 - STOCKHOLDERS' EQUITY

    During the first quarter of 1996 the Company issued 17,778 shares of stock from its treasury at a cost of $3,573, and an issuance price of $20,000 for the acquisition of certain NFL licensing rights.

    During the first quarter of 1997, the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which is being amortized over three years.

NOTE 4 - ADJUSTMENTS

    During the fourth quarter of 1996, the Company recorded a book-to-physical inventory adjustment. The financial statements for the quarter ended March 31, 1996 have been restated to reflect the impact of this adjustment on the first quarter's operating results. Accordingly, the first quarter 1996 pre-tax earnings have been reduced by $195,000, and the net income for that quarter was reduced by $121,000.

    For a further explanation of this adjustment, refer to Note 15 of the Company's 10-KSB for the year ended December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital ratio at March 31, 1997 increased to 1.6 to 1 from 1.5 to 1 at December 31, 1996. Cash in bank decreased by $234,098 during the quarter.

     Operating activities provided cash flow of $1,042,106, with income from operations and non-cash adjustments providing $66,277. Changes in assets and liabilities provided $975,829. The net increase related to assets and liabilities was primarily due to vigorous collections of accounts receivable along with a moderate increase in accounts payable. These increases were partially offset by increases in inventories, prepaid expenses and other assets, and decreases in accrued expenses and payables to the joint venture.

     Capital expenditures for dies and molds used $89,703, while distributions from the joint venture provided $36,000.

     Financing activities used $1,222,501, due to repayments on notes payable and long-term debt. At March 31, 1997, the Company has a revolving line of credit with a bank allowing borrowing up to $3,750,000 against qualified accounts receivable and inventory. At March 31, 1997 approximately $101,000 was available for borrowing. This line of credit is due August 31, 1997. The Company anticipates renewing this agreement.

     As of March 31, 1997, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

     Net sales for the quarter ended March 31, 1997 as compared to March 31, 1996 increased $214,229. Cost of sales was unchanged for the two years even with the sales increase, with the result that gross margin increased to 41% as compared to 35% in 1996. This increase in margin reflects the change in how the Company operated during the two quarters. In 1997 a greater proportion of the Company's products were manufactured by its joint venture, resulting in
higher purchases in     1997 versus 1996.  However, savings in other
manufacturing costs, primarily wages and benefits and shop supplies nearly offset the increase in purchases. Also, the changeover to using only fine pewter produced a decrease in plating charges. Combined these factors produced the gross margin increase.

     Selling, general and administrative expenses as a percent of sales increased to 39% in 1997 from 37% in 1996. This increase was due to higher commissions and royalties as well as some added expenses incurred as a result of the relocation of manufacturing and shipping from Illinois to Texas.

     Interest expense increased as a result of higher borrowing levels as compared to last year.

     As a result of the foregoing, the loss before taxes decreased $97,964 to $(9,257) and the loss after taxes decreased $60,738 to $(5,739).





                         PART II - OTHER INFORMATION


   Item 5.  Other Information

        Mr. William Sandstrom has resigned his position as an outside director of the Dyna Group Board of Directors effective April 15, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DYNA GROUP INTERNATIONAL, INC.
                                        ----------------------------------------
                          (Registrant)


Date: May 14, 1997                      /s/ Roger R. Tuttle
     --------------                     ----------------------------------------
                           (Signature)  Roger R. Tuttle, Chairman of the Board
                                             and Chief Executive Officer



Date: May 14, 1997                      /s/ Thomas J. Heslinga
     --------------                     ----------------------------------------
                           (Signature)  Thomas J. Heslinga, Treasurer (Principal
                                             Accounting and Financial Officer)