Form 10-Q
period 1997-06-30
DYNA GROUP INTERNATIONAL INC
filed 1997-08-12
CIK 844787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended: June 30, 1997

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _____________

          Commission file number:   0-17385

                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         87-0404753
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

   1661 S. Sequin Ave., New Braunfels, Texas                     78130
     (Address of principal executive offices)                  (Zip Code)

                                  830-620-4400
              (Registrant's telephone number, including area code)


               (1801 W. 16th Street, Broadview, Illinois, 60153.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                   [ X ] Yes     [    ] No

     The number of shares outstanding of the registrant's common stock as of June 30, 1997 was 7,497,925.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET


ASSETS                                           June 30,     December 31,
                                                   1997           1996
                                               ------------   ------------
                                               (Unaudited)
CURRENT ASSETS:
  Cash                                         $      1,694   $    338,961
  Accounts receivable, less allowance
       For doubtful accounts of $92,000           1,830,223      2,888,815
  Inventories                                     3,969,007      3,814,075
  Prepaid expenses and other                        161,289        126,451
  Refundable income taxes                           221,285        127,433
  Deferred tax assets                                53,963         53,963
                                               ------------   ------------
                                                  6,237,461      7,349,698
                                               ------------   ------------

PROPERTY AND EQUIPMENT, less
  Accumulated depreciation of
     $2,654,537 and $2,453,640                    1,063,889      1,089,036
                                               ------------   ------------

OTHER ASSETS:
  Cost in excess of net assets of acquired
     business, less accumulated amortization
     of $130,782 and $120,843                         4,970         14,909
  Investment in joint venture                        83,879         94,906
  Other                                             174,144        115,444
                                               ------------   ------------

                                                    262,993        225,259
                                               ------------   ------------

                                               $  7,564,343   $  8,663,993
                                               ------------   ------------



                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



LIABILITIES AND
STOCKHOLDERS' EQUITY                              June 30,      December 31,
                                                    1997            1996
                                                ------------    ------------
                                                (Unaudited)
CURRENT LIABILITIES:
  Notes payable bank                            $  2,421,142    $  3,469,142
  Notes payable related party                        350,000         350,000
  Accounts payable                                   927,301         800,213
  Accrued expenses                                   266,740         284,698
  Due to joint venture                               100,818          88,389
  Current maturities of long-term debt                50,004          50,004
                                                ------------    ------------

                                                $  4,116,005    $  5,042,446
                                                ------------    ------------

LONG-TERM DEBT BANK:                                 670,827         695,829
                                                ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock $ .001 par value - authorized,
     100,000,000 shares; issued 8,179,704              8,180           8,180
Capital in excess of par value                       974,313         967,113
Retained earnings                                  1,941,821       2,094,947
Treasury stock - 681,779 and 696,779
    shares, at cost                                 (131,084)       (140,084)
Unearned compensation                                (15,719)         (4,438)
                                                ------------    ------------

                                                   2,777,511       2,925,718
                                                ------------    ------------

                                                $  7,564,343    $  8,663,993
                                                ------------    ------------






                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                        Three Months Ended June 30,
                                           1997            1996
                                       ------------    ------------
NET SALES                              $  2,402,655    $  2,506,046

COST OF SALES                             1,741,353       1,626,978
                                       ------------    ------------

                  Gross profit              661,302         879,068

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   859,991       1,001,909
                                       ------------    ------------

                  Operating loss           (198,689)       (122,841)

INTEREST EXPENSE                             76,923          69,358

EQUITY IN EARNINGS OF JOINT VENTURE          37,891          47,695
                                       ------------    ------------

                  Loss before income
                  taxes                    (237,721)       (144,504)

CREDIT FOR INCOME TAXES                     (90,334)        (54,911)
                                       ------------    ------------

NET LOSS                               $   (147,387)   $    (89,593)
                                       ============    ============

LOSS PER COMMON SHARE                  $       (.02)   $       (.01)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               7,512,925       7,482,925









                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                         Six Months Ended June 30,
                                           1997            1996
                                       ------------    ------------
NET SALES                              $  4,889,562    $  4,778,724

COST OF SALES                             3,210,189       3,094,219
                                       ------------    ------------

                  Gross profit            1,679,373       1,684,505

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 1,831,653       1,844,217
                                       ------------    ------------

                  Operating Loss           (152,280)       (159,712)

INTEREST EXPENSE                            155,671         139,708

EQUITY IN EARNINGS OF JOINT VENTURE          60,973          47,695
                                       ------------    ------------

                  Loss before income
                  taxes                    (246,978)       (251,725)

CREDIT FOR INCOME TAXES                     (93,852)        (95,655)
                                       ------------    ------------

NET LOSS                               $   (153,126)   $   (156,070)
                                       ============    ============

LOSS PER COMMON SHARE                  $       (.02)   $       (.02)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING             7,500,068       7,475,306






                            See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended June 30,
                                                            1997            1996
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (153,126)   $   (156,070)
  Adjustments to reconcile loss to net cash used
  by operating activities -
    Depreciation and amortization                           210,836         206,322
    Provision for losses on accounts receivable               3,539          54,098
    Amortization of unearned compensation                   (11,281)          7,984
    Equity in earnings of joint venture                     (60,973)        (47,695)
    Change in assets and liabilities:
      Decrease in accounts receivable                     1,055,053         592,026
      Increase in inventories                              (154,932)       (116,918)
      Increase in prepaid expenses and other               (128,690)       (153,428)
      Increase in accounts payable                          127,088         382,819
      Decrease in accrued expenses                          (17,958)       (110,935)
      Increase in due to joint venture                       12,429            --
      Decrease (increase) in other assets                   (47,673)          7,322
                                                       ------------    ------------
        Cash provided (used) by operating activities        834,312         665,525
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure                                      (175,750)       (172,633)
  Distribution from joint venture                            72,000            --
                                                       ------------    ------------
        Cash used by investing activities                  (103,750)       (172,633)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                (25,002)        (74,516)
  Increase (decrease) in notes payable                   (1,048,000)       (490,000)
  Advance to joint venture                                  (11,027)        (17,137)
  Issue treasury stock                                       16,200          20,000
                                                       ------------    ------------
        Cash provided (used) by financing activities     (1,067,929)       (561,653)
                                                       ------------    ------------

DECREASE IN CASH                                           (337,267)        (68,761)
                                                       ------------    ------------

CASH, beginning of period                                   338,961         157,007
                                                       ------------    ------------

CASH, end of period                                    $      1,694    $     88,246
                                                       ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
    Cash paid during the period for -
      Interest                                         $    158,109    $    129,106
      Income Taxes                                             --           142,781



                             See accompanying notes

                         DYNA GROUP INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The financial information included herein at June 30, 1997 and for the three months and six months ended June 30, 1997 and June 30, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1996 was derived from the Company's audited financial statements for 1996.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                    June 30, 1997   December 31, 1996
                                    --------------  -----------------
Raw materials and work in process   $    1,110,084   $      998,453
Finished goods                           2,858,923        2,815,622
                                    --------------   --------------
                                    $    3,969,007   $    3,814,075
                                    ==============   ==============


NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 1996 the Company issued 17,778 shares of stock from its treasury at a cost of $3,573, and an issuance price of $20,000 for the acquisition of certain NFL licensing rights.

During the first quarter of 1997 the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which is being amortized over three years.

During the second quarter of 1997, while the Company was preparing for its annual meeting, the Company requested an updated stockholder listing from its stock transfer agent. According to the listing, the number of outstanding shares per the Company's records was 30,000 higher than shown by the transfer agent's records. The Company decreased the number of outstanding shares by 30,000 and increased its treasury stock by 30,000 shares to coincide with the transfer agent's records.

NOTE 4 - ADJUSTMENTS

During the fourth quarter of 1996 the Company recorded a book-to-physical inventory adjustment. The financial statements for the quarter and six months ended June 30, 1997 have been restated to reflect the impact of this adjustment on the second quarter's and six months' operating results. Accordingly, the 1996 pre-tax earnings for the second quarter and the six months have been reduced by $271,335 and $465,879, respectively, and the net income for the second quarter and the six months was reduced by $168,228 and $288,845, respectively.

For a further explanation of this adjustment, refer to Note 15 of the Company's 10-KSB for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at June 30, 1997 remained unchanged from
1.5 to 1 at December 31, 1996. Cash in bank decreased by $337,267 during the period.

Operating activities provided cash flow of $834,312 with income from operations and non-cash adjustments providing $(11,005). Changes in assets and liabilities provided $ 845,317. The net increase related to assets and liabilities was primarily due to significant reductions of account receivables along with a large increase in accounts payable. These increases were partially offset by increases in inventories and prepaid expenses and a decrease in accrued expenses.

Capital expenditures for dies and molds used $175,750 while distributions from the joint venture provided $72,000.

Financing activities used $ 1,067,829 due to repayments on notes payable and long-term debt. At June 30, 1997, the Company has a revolving line of credit with a bank allowing borrowing up to $3,750,000 against qualified accounts receivable and inventory. At June 30, 1997 there was no money available for borrowing. This line of credit matures on December 31, 1997. The Company does not anticipate renewing this agreement and is pursuing other sources of financing in Texas.

As of June 30, 1997, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management" belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

Net sales for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 decreased $ 103,391 or 4.1%. Gross margin percent decreased to 27.5% as compared to 35.1% in 1996. This decrease is attributable to sales mix and increased costs related to the physical relocation of the company from Illinois to Texas.

Selling, general and administrative expenses as a percent of sales decreased to 35.8% in 1997 from 40.0% in 1996. This decrease is due to management's emphasis on cost control.

Interest expense increased as a result of higher borrowing levels as compared to last year.

The Company's share of profits from its joint venture decreased $9,804 as compared to 1996. This was due to lower 2nd quarter production levels in Mexico in 1997.

As a result of the foregoing, income before taxes decreased $93,217 to ($ 237,721) and income after taxes decreased $57,794 to ($ 147,387).

Net sales for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 increased $110,838 or 2.3%. Gross margin percent decreased 1.0% as a result of a change in sales mix and increased costs related to the physical relocation.

Selling, general and administrative expenses as a percent of sales decreased from 38.6% in 1996 to 37.5% in 1997. This decrease is due to management's emphasis on cost control along with the fixed nature of many of these costs which do not fluctuate with sales volume changes.

Interest expense for the six months ended June 30, 1997 increased over the similar period in 1996 as a result of higher borrowing levels.

The Company's share of joint venture operations for the six months ended June 30, 1997 was a gain of $60,973 compared to a gain of $47,695 for the same period in 1996. This increase was due to higher production levels in Mexico in 1997 as compared to 1996. As a result of the foregoing, income before taxes increased $4,747 to ($ 246,978) and income after taxes increased $2,944 to ($ 153,126).

                          PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of the stockholders was held on July 10, 1997.

(b) Three directors were elected and received the following votes for, against or withheld:

                                                        Against or
                                   For                   Withheld
                                   ---                  ----------
1.  Roger R. Tuttle              6,781,790               146,407
2.  Jeffrey L. Smith             6,825,390               102,807
3.  Scott E. Schwind             6,824,290               103,907

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DYNA GROUP INTERNATIONAL, INC.
                                        (Registrant)

Date:  August 7, 1997                   /s/ Roger R. Tuttle
                                        ---------------------------------------
                                        (Signature) Roger R. Tuttle,
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:  August 7, 1997                   /s/ Scott E. Schwind
                                        ---------------------------------------
                                        (Signature) Scott E. Schwind,
                                        Treasurer (Principal
                                        Accounting and Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule