Form 10-Q
period 1997-09-30
DYNA GROUP INTERNATIONAL INC
filed 1997-11-10
CIK 844787

                                                                November 7, 1997
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:      September 30, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to
_____________________

Commission file number: _____________0-17385

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


                                                        [ X ] Yes     [    ] No

     The number of shares outstanding of the registrant's common stock as of September 30, 1997 was 7,497,925.

                                                                         Page 2
                         DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET



ASSETS
                                              September 30, December 31,
                                                  1997         1996
                                              -----------   ----------
                                              (Unaudited)

CURRENT ASSETS:
  Cash                                         $        0   $  338,961
  Accounts receivable, less allowance
       For doubtful accounts of $82,965         2,619,511    2,888,815
  Inventories                                   3,844,659    3,814,075
  Prepaid expenses and other                       92,923      126,451
  Refundable income taxes                         157,658      127,433
  Deferred tax assets                              53,963       53,963
                                              -----------   ----------
                                                6,768,714    7,349,698
                                              -----------   ----------




PROPERTY AND EQUIPMENT, less
  Accumulated depreciation of
     $2,758,545 and $2,453,640                    966,524    1,089,036
                                               ----------   ----------



OTHER ASSETS:
  Cost in excess of net assets of acquired
     business, less accumulated amortization
     of $135,752 and $120,843                           0       14,909
  Investment in joint venture                      83,064       94,906
  Due from joint venture                           34,307            0
  Other                                           207,868      115,444
                                               ----------   ----------

                                                  325,239      225,259
                                               ----------   ----------



                                               $8,060,477   $8,663,993
                                               ----------   ----------



                            See accompanying notes.

                                                                         Page 3

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET




LIABILITIES AND
STOCKHOLDERS' EQUITY                            September 30,   December 31,
                                                   1997            1996
                                                 ---------       --------
                                                (Unaudited)



CURRENT LIABILITIES:
  Notes payable bank                            $ 2,747,142    $ 3,469,142
  Notes payable related party                       550,000        350,000
  Accounts payable                                  851,750        800,213
  Accrued expenses                                  306,570        284,698
  Due to joint venture                                    0         88,389
  Current maturities of long-term debt               50,004         50,004
                                                -----------    -----------


                                                $ 4,505,466    $ 5,042,446
                                                -----------    -----------

LONG-TERM DEBT BANK:                                658,326        695,829
                                                -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock $ .001 par value - authorized,
     100,000,000 shares; issued 8,179,704             8,180          8,180
Capital in excess of par value                      974,313        967,113
Retained earnings                                 2,045,276      2,094,947
Treasury stock - 681,779 and 696,779
    shares, at cost                                (131,084)      (140,084)
Unearned compensation                                     0         (4,438)
                                                -----------    -----------


                                                  2,896,685      2,925,718
                                                -----------    -----------


                                                $ 8,060,477    $ 8,663,993
                                                -----------    -----------





                            See accompanying notes.

                                                                         Page 4

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                      Three Months Ended September 30,
                                            1997         1996
                                         ----------   ----------
NET SALES                                $2,471,435   $3,437,167

COST OF SALES                             1,371,116    1,816,840
                                         ----------   ----------

                  Gross profit            1,100,319    1,620,327

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   877,095    1,163,541
                                         ----------   ----------

                  Operating income          223,224      456,786

INTEREST EXPENSE                             90,972       75,144

EQUITY IN EARNINGS OF JOINT VENTURE          35,185       43,489
                                         ----------   ----------

                  Income before income
                  taxes                     167,437      425,131

CREDIT FOR INCOME TAXES                      63,982      161,550
                                         ----------   ----------

NET INCOME                               $  103,455   $  263,581
                                         ==========   ==========


LOSS PER COMMON SHARE                    $      .01   $      .04

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               7,497,925    7,482,925









                            See accompanying notes.

                                                                         Page 5

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                     Nine Months Ended September 30,
                                           1997           1996
                                       -----------    ----------
NET SALES                              $ 7,360,997    $ 8,215,891

COST OF SALES                            4,581,305      4,877,258
                                       -----------    -----------

                  Gross profit           2,779,692      3,338,633

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                2,708,748      3,007,758
                                       -----------    -----------

                  Operating Income          70,944        330,875

INTEREST EXPENSE                           246,643        214,852

EQUITY IN EARNINGS OF JOINT VENTURE         96,158         57,383
                                       -----------    -----------

                  Loss before income
                  taxes                    (79,541)       173,406

CREDIT FOR INCOME TAXES                    (29,870)        65,895
                                       -----------    -----------

NET LOSS                               $   (49,671)   $   107,511
                                       ===========    ===========

LOSS PER COMMON SHARE                  $      (.01)   $       .02

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING            7,497,925      7,477,592





                            See accompanying notes.

                                                                          Page 6

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended Sep. 30,
                                                                      1997                 1996
                                                                   ------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $    (49,671)      $    107,511
  Adjustments to reconcile loss to net cash used
  by operating activities -
    Depreciation and amortization                                      319,814            309,483
    Provision for losses on accounts receivable                          3,539             88,014
    Amortization of unearned compensation                                4,438             11,976

    Change in assets and liabilities:
      Decrease (increase)in accounts receivable                        265,765            (507,917)
      Decrease (increase) in inventories                               (30,584)             29,032
      Decrease (increase)in prepaid expenses and other                   3,303             (16,705)
      Increase in accounts payable                                      51,537             542,964
      Increase (decrease)in accrued expenses                            21,872            (131,101)
      Increase (decrease) in due to joint venture                     (122,696)            128,813
      Increase in other assets                                         (80,582)           (211,890)
                                                                   ------------          ----------
        Cash provided (used) by operating activities                   386,735             350,180
                                                                   ------------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure                                              (   182,393)           (270,329)

        Cash used by investing activities                          (  182,393 )           (270,329)
                                                                   ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                           (37,503)           (112,011)
  Increase (decrease) in notes payable                                (522,000)           (138,500)
  Issue treasury stock                                                  16,200              20,000
                                                                   ------------         -----------
        Cash provided (used) by financing activities                  (543,303)           (230,511)
                                                                   ------------         -----------

DECREASE IN CASH                                                    (  338,961)           (150,660)
                                                                    -----------         -----------

CASH, beginning of period                                              338,961             157,007
                                                                    -----------         -----------

CASH, end of period                                               $          0       $       6,347
                                                                    -----------        -------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
    Cash paid during the period for -
      Interest                                                    $   230,922        $      194,208
      Income Taxes                                                   ----------             149,713


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

The financial information included herein at September 30, 1997 and for the three months and nine months ended September 30, 1997 and September 30, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1996 was derived from the Company's audited financial statements for 1996.

NOTE 2 - INVENTORIES


                  Inventories consist of the following:

                                                        September 30, 1997      December 31, 1996
                                                        ------------------       -----------------
                  Raw materials and work in process          $ 1,152,074           $    998,453
                  Finished goods                               2,692,585              2,815,622
                                                             -----------             -----------
                                                             $ 3,844,659           $  3,814,075
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

NOTE 4 - ADJUSTMENTS

During the fourth quarter of 1996 the Company recorded a book-to-physical inventory adjustment. The financial statements for the quarter and nine months ended September 30, 1997 have been restated to reflect the impact of this adjustment on the third quarter's and nine months' operating results. Accordingly, the 1996 pre-tax earnings for the third quarter and the nine months have been reduced by $28,588 and $494,467, respectively, and the net income for the third quarter and the nine months was reduced by $17,725 and $306,570, respectively.

For a further explanation of this adjustment, refer to Note 15 of the Company's 10-KSB for the year ended December 31, 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at September 30, 1997 increased to 1.6 to 1 compared to 1.5 to 1 at December 31, 1996. Cash in bank decreased by $338,961 during the period.

Operating activities provided cash flow of $386,735 with income from operations and non-cash adjustments providing $278,120. Changes in assets and liabilities provided $ 108,615. The net increase related to assets and liabilities was primarily due to significant reductions of account receivables along with increases in accounts payable and accrued expenses. These increases were partially offset by increases in inventories and other assets and a decrease in the due to joint venture account.

Capital expenditures for dies and molds used $172,387 while other capital expenditures used $10,006.

Financing activities used $ 543,303 due to repayments on notes payable and long-term debt. At September 30, 1997, the Company has a revolving line of credit with a bank allowing borrowing up to $3,750,000 against qualified accounts receivable and inventory. At September 30, 1997 there was $326,062 available for borrowing. This line of credit matures on December 31, 1997. The Company does not anticipate renewing this agreement and is pursuing other sources of financing in Texas.

As of September 30, 1997, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

Net sales for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 decreased $ 965,732 or 28.1%. Gross margin percent decreased to 44.5% as compared to 47.1% in 1996. This decrease is attributable to sales mix and increased costs related to the physical relocation of the company from Illinois to Texas.

Selling, general and administrative expenses as a percent of sales increased to 35.5% in 1997 from 33.9% in 1996. This increase is due mainly to lower sales levels in the 3rd quarter of 1997.

Interest expense increased as a result of higher borrowing levels as compared to last year.

The Company's share of profits from its joint venture decreased $8,304 as compared to 1996. This was due to lower July and August production levels in Mexico in 1997.

As a result of the foregoing, income before taxes decreased $257,694 to $167,437 and income after taxes decreased $160,126 to $103,455.

Net sales for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 decreased $854,894 or 10.4%. Gross margin percent decreased 2.8% as a result of a change in sales mix and increased costs related to the physical relocation.

Selling, general and administrative expenses as a percent of sales increased from 36.6% in 1996 to 36.8% in 1997. This increase in percentage is due to reduced sales levels along with the fixed nature of many of these costs which do not fluctuate with sales volume changes.

Interest expense for the nine months ended September 30, 1997 increased over the similar period in 1996 as a result of higher borrowing levels.

The Company's share of joint venture operations for the nine months ended September 30, 1997 was a gain of $96,158 compared to a gain of $57,383 for the same period in 1996. This increase was due to overall higher production levels in Mexico in 1997 as compared to 1996. As a result of the foregoing, income before taxes decreased $252,957 to ($ 79,541) and income after taxes decreased $157,182 to ($ 49,671).

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DYNA GROUP INTERNATIONAL, INC.
                                           ---------------------------------
                                              (Registrant)

Date:  November 7, 1997                        /s/ Roger R. Tuttle
                                              -----------------------------

                                    (Signature)  Roger R. Tuttle, Chairman of
                                                 the Board and Chief Executive
                                                 Officer



Date:  November 7, 1997                        /s/ Scott E. Schwind
                                             ------------------------------

                                    (Signature)  Scott E. Schwind, Treasurer
                                                 (Principal Accounting and
                                                 Financial Officer

                              INDEX TO EXHIBITS



Exhibit #                       Description
   27                  Financial Data Schedule

