Form 10KSB40
period 1997-12-31
DYNA GROUP INTERNATIONAL INC
filed 1998-05-12
CIK 844787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. (Fee required.)

         For the fiscal year ended:  December 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (No fee required.)

Commission file number:  0-17385

DYNA GROUP INTERNATIONAL, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)


Nevada                                                       87-0404753
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S.Employer
 Incorporation or organization)                              Identification No.)

1661 S. Seguin Street,         New Braunfels, Texas                       78130
--------------------------------------------------------------------------------
(Address or principal executive offices)                             (zip code)

Registrant's telephone number, including area code:   (830) 620-4400

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB (X).

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998 was $ 1,405,912.

The number of shares outstanding of the registrant's common stock as of March 1, 1998 was 7,497,925

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     Part I

Item 1.   Business

General

         Dyna Group International, Inc., Incorporated August 22, 1986, (the "Company") is a Nevada corporation and conducts all of its business through its wholly-owned subsidiary, Great American Products, Inc., Incorporated April 23, 1973, ("Great American"). The Company was an inactive publicly held corporation (formerly Red Creek Investments, Inc.) until August 22, 1986, when the Company acquired all of the outstanding stock of Dyna Tour Corporation ("Dyna Tour") and simultaneously changed its name to Dyna Group International, Inc. The Company acquired Great American on December 15, 1986, and XLM, Inc., ("XL") on January 1, 1987 and Great American Marketing Services Corporation, ("American Marketing") on November 1, 1989.

         In September, 1989, the Company discontinued the operations of its Dyna Tour subsidiary, and in September, 1992, the Company discontinued the operations of its wholly-owned subsidiary, American Marketing.

         In December, 1992, the distributorship of the Company's wholly-owned subsidiary, XL, was discontinued, and in February, 1993, XL completed the sale of its tire inventory and backlog of orders to General Tire, Inc.

         In August, 1994, the Company entered into a joint venture agreement with Mexican individuals for the manufacturing and painting of a substantial portion of its products.

         In January, 1995, the Company leased a manufacturing/warehousing facility in Columbia, Missouri, for the assembly and shipping of its glassware and ceramic products. This lease was terminated as of December 31, 1996.

         In January, 1997, the Company leased a manufacturing/warehousing facility in New Braunfels, Texas, to replace its Columbia, Missouri, facility. During 1997 the Company moved its corporate offices and plant operations from Broadview, IL to the Texas facility.

         The Company, through its Great American subsidiary, is engaged in the business of manufacturing consumer products for sale to the retail markets and the corporate premium and incentive market. Great American produces and sells cast products, pewter enhanced glassware, and wall and desk decor.

Forward Looking Statements

         This annual report for the year ended December 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially.

Products and Sales

         The Company designs, manufactures, and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as pewter decorated glassware, caps, ceramic ware, pewter decorated wall and desk decor, and beginning in 1995 pewter enhanced keepsake boxes. All of the Company's centrifugally cast products are designed at the Company's New Braunfels, Texas facility. In 1997 most of the manufacturing and painting of the cast products were performed in Mexico, with the remainder done in New Braunfels, Texas.

         In 1991, the Company acquired certain assets of Sports Magnets, Inc., including license agreements to market a popular line of consumer magnets which bear the logos of the National Football League, Major League Baseball, the National Hockey League and the National Basketball Association. The Company's Great American subsidiary has also obtained license agreements with the National Football League, Major League Baseball, the National Hockey League and the National Basketball Association, Rock Groups, various Universities, Fraternities, and Sororities. In 1997 the Company signed licensing agreements with Nascar and ten of their top drivers. The Company is continuing its efforts to expand its license agreements in other areas, as it is management's belief that licensed products will enhance the Company's image and present new opportunities for market expansion. Even though the license agreements must be periodically renewed, it is management's belief that future extensions will continue to allow the Company to market licensed products, and management does not anticipate any cancellations or non-renewals.

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

Marketing and Distribution

         At December 31, 1997, the Company had 12 employees in its sales force and related support staff. The Company also utilizes approximately 80 independent, commissioned sales representatives.

         The Company's centrifugally cast products are sold through the Company's own sales force, including sales made via telemarketing and direct sales, through independent commissioned sales representatives, and through distributors. These cast products are also produced for sale to the premium/advertising specialty industry, and are sold through independent commissioned sales representatives and invoiced directly to the end users for purposes of sales promotions and incentives.

         The Company advertises in trade and industry publications, including retail trade publications and incentive marketing publications. Advertising also consists of point of purchase displays.

Foreign Operations and Export Sales

         The Company markets its products internationally from its U.S. facilities. Foreign sales accounted for 5.5% and 7% of total sales for the years ended 1997 and 1996. In 1997, European sales comprised 57% of foreign sales, while Australia comprised 19%, with the balance sold in various other countries. In 1996 the composition of the international markets was Europe 54%, Australia 6%, and the balance sold in various other countries.

         In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the manufacturing and painting of its products. The Company believes this will further reduce costs and open new markets in the Latin American countries. The Company's ownership in the joint venture is 40%, with 60% held by Mexican individuals. In addition, 50% of the gross profit is allocated to the Company and the remaining net income or loss is allocated 40 % to the Company and 60% to the Mexican partners.

Major Customers

         The Company has over 5,000 customers. One major customer accounted for 24% of sales in 1997 and 25% of sales in 1996.

Competition

         The Company's operations in the consumer goods sector involve the production and sale of cast products, and pewter enhanced glassware. The Company believes that it is a significant factor in the market for cast products based upon Dun and Bradstreet, Inc., reports, and that it currently is not a significant factor in the overall market for glassware. The Company competes in the consumer goods industry primarily on the basis of quality workmanship and competitive pricing.

         Operations in the broad based corporate premium and ad specialty industry for cast products include the sale of corporate products by the Company's sales force and independent representatives. The Company believes that its premium division ranks among the top ten producers of similar products, as estimated by its representatives.

         The Company actively competes with many companies which are substantially larger, have more extensive product lines, wider distribution, and greater financial resources.

Employees

         The Company employs up to 100 people, of whom 28 are engaged in sales and administration, 5 in creative design, and 67 in manufacturing and warehousing. Almost all employees are located in Texas as of March 1, 1998.

Equipment

         The Company's New Braunfels, Texas, facility is equipped for manufacturing, assembly, packaging, and shipping of centrifugally cast pewter and white metal alloy consumer products, and pewter enhanced glass and ceramic ware. All of the Company's equipment is considered to be in good condition.

         The Company's joint venture facility is equipped to cast and paint its products.



Item 2.     Property

         The Company's executive office is located in a 37,000 square foot leased facility at 1661 S. Seguin, New Braunfels, Texas 78130. All of the Company's centrifugally cast products were designed here and approximately 20% of the Company's products were manufactured at this facility in 1997.

         In January 1997, the Company leased the manufacturing/warehousing facility in New Braunfels, Texas, from its principal shareholder to replace its Columbia, Missouri, facility and the Broadview, Illinois facility. The Broadview facility was sold as of May 1, 1998. The Company believes that it's facilities and equipment are in good condition.

         The terms of these leases are summarized below.

                                Approximate Area       Lease        Monthly
Type of Facility                 in Square Feet      Expiration     Rental
----------------                ----------------     ----------     -------
Manufact/Warehouse-Texas            37,000             1/01/03      $10,100

Item 3.     Legal Proceedings

         None.


Item 4.     Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    Part II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         The Company's Common Stock trades on the NASDAQ Small-Cap Market under the symbol DGIX. The following table sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commissions. Prices were determined based on actual transactions.

                                    High Bid               Low Bid
                                    --------               -------

1997     4th Quarter               $   19/32              $  11/32
         3rd Quarter                   13/16                  3/8
         2nd Quarter                   13/16                  1/2
         1st Quarter                 1- 7/16                 21/32


1996     4th Quarter               $  1-1/16              $  11/16
         3rd Quarter                  1-1/4                  11/16
         2nd Quarter                  1-3/8                  15/16
         1st Quarter                  1-15/16                   1


Holders
                                                   Approximate number of holders
Title of Class                                     of record as of March 1, 1998
--------------                                     -----------------------------

    Common stock, par value $.001 per share                    371

Dividends

         There have been no dividends paid on the Company's common stock since inception. It is currently expected that any additional earnings the Company realizes would be retained to finance growth.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Set forth below is a discussion and analysis of the financial condition and operating results of the Company's operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

Liquidity and Capital Resources

         The Company's liquidity position has a current ratio in 1997 of 1.4 to 1, compared to a current ratio of 1.5 to 1 in 1996. Net cash decreased by $121,103 in 1997.

         Operating activities provided an increase of cash of $763,401. This increase in cash was primarily the result of a decrease of $1,100,636 in inventory and a decrease in accounts receivable of $844,930. The decrease in inventory was attributable to tighter controls on raw material purchases and the elimination of unprofitable product lines. The decrease in accounts receivable was attributable to tighter restrictions on the use of extended payment terms to customers and improved collection efforts. These increases in cash were partially offset by the net loss generated by the Company and a decrease in accounts payable of $337,203 and amounts due to the joint venture of $385,261 which were the result of lower inventory levels at December 31, 1997.

         During 1997, investing activities used $320,201 which is primarily new dies and molds capitalization for the year.

         During 1997, financing activities resulted in a use of cash of $564,303, primarily due to a decrease in long-term debt of $52,141 and a decrease in short-term borrowing of $522,000.

         At December 31, 1997, the Company had a bank revolving line of credit, allowing the Company to borrow up to $3,750,000 against qualified receivables and inventory. At that date the Company had approximately $1,000,000 available to borrow. This line of credit was converted to a new line of credit of $4,000,000 on April 3, 1998.

         As of December 31, 1997 there are no material commitments for future capital expenditures, and management does not feel there will be any major expenditures in the foreseeable future. It is management's belief that the Company's present credit facilities will be adequate to meet its current and future needs, as the Company has successfully instituted programs to reduce inventory from past levels via sales and reduced inventory levels and to reduce accounts receivable with more intensive collection efforts.

Year 2000 Plans

         In anticipation of the year 2000, management has developed a plan to review software that was internally developed or externally purchased or licensed, and also to review, with its key vendors and service providers of software, for compliance with Year 2000 processing requirements. In accordance with Emerging Issues Task Force Opinion No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for he Year 2000," the Company will expense all costs as incurred. The Company does not believe that such costs will have a material impact on the financial results of the Company.

Results of Operations

                                1997 versus 1996


         Net sales for the year ended December 31, 1997 decreased by $1,611,444 or 14.8% as compared to 1996. 1997 foreign sales decreased from the 1996 level by $256,000. This decrease is due in large part to the overall strength of the U.S. dollar. At the end of 1997 our key foreign accounts have shown a renewed interest in our products and we expect a return to 1996 levels in 1998. The domestic sales decreases are basically attributed to the move of our operations from Illinois to Texas and the loss or several large local based accounts in Illinois. As we develop new relationships in the growing Texas market our sales should begin to show a steady increase.

         Gross profit margin as a percent of sales declined from 41% of sales in 1996 to 33% of sales in 1997. There are two major reasons for this decline. First, a number of unprofitable product lines were closed out during the year. The elimination of these products also resulted in our lower year end inventory balances. Secondly, the duplications of our manufacturing staff and related inefficiencies created by moving the domestic production from our Illinois facility to Texas had a material impact on our total production costs reflected in cost of sales.

         Selling, general, and administrative expenses as a percent of sales increased from 38% in 1996 to 40% in 1997. The primary reason for this percentage increase relates to the overall decrease in sales dollars of $1,611,444. However, in total, these expenses are $431,000 less than 1996. The substantial decrease in selling, general, and administrative expenses is primarily due to three areas; a reduction in sales staff, lower bad debt expense, and lower shipping material expenditures.

         Interest expense increased by $24,026 in 1997 when compared to 1996. This is primarily due to an increase in our credit line borrowings for carrying slightly higher inventories on average during the last six months of 1997 when compared to 1996.

         For 1997 the Company's net loss was $706,241 as compared to a net income of $31,487 in 1996. This decline in earnings was primarily due to the decrease in gross profit margin of $1,377,566. This significant decrease in margin was partially offset by the lower selling, general and administrative expenses of $431,059 and the income tax benefit of $220,576.

         In 1997, the total cost of relocating the Company from Illinois includes a one time charge of approximately $400,000. These costs are for the labor and freight involved with removing and transporting inventory and equipment, severance pay, the termination of the union agreement, duplicate payroll costs, and the moving expenses of key personnel. Also, the additional fixed costs of maintaining both facilities was in excess of $250,000 in 1997. These fixed costs will be substantially less in 1998, with the sale of the facility in Illinois. This sale was completed on May 1, 1998.

                                1996 versus 1995

         Net sales for the year ended December 31, 1996 increased by $846,420 or 8.4% as compared to 1995. Foreign sales in 1996 declined from the 1995 level by $19,000, as a result of decreasing sales of belt buckles in these markets. Domestic sales increased from 1995 levels by $865,000 as a result of some new large retail customers as well as increased sales to a major customer.

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

         Throughout the year the Company estimated its gross profit margin based on previous historical margins. During 1996 there were unanticipated inefficiencies incurred as the Company began outsourcing more of its production to its Mexican joint venture which resulted in a decline in gross profit. The Company began the process of relocating its production and distribution facility to New Braunfels, Texas in 1996.

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

New Accounting Pronouncements


Reporting Comprehensive Income

         Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Disclosure about Segments of a Business Enterprise

         Statement of Financial Accounting Standards No.131, "Disclosure about Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS defines operating segments as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating division makers in deciding how to allocate resources and in assessing performance.

         SFAS 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements are not expected to have a material effect on the Company's financial statement disclosures.

Item 7.           Financial Statements and Supplementary Data

         See financial statements set forth in Item 14 of this annual report

Item 7A  Quantitative and Qualitative Disclosure about Market Risk

         The Company's market capitalization on January 28,1997 was less than $2.5 billion and therefore, information to this item should be included in the report on Form 10-KSB for year ended December 31, 1998.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements of the type described in Item 304 of Regulation S-B with the Company's accountants.

Part II

Item 9.           Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

Name                     Age             Position
----                     ---             --------
Roger R. Tuttle          50              Chairman of the Board of Directors,
                                         and Chief Executive Officer, President
                                         of Great American

James M. Sablic          43              Treasurer, Chief Financial Officer,
                                         and Director

Jeffrey L. Smith         41              Secretary, Vice President and General
                                         Manager of Great American, and Director

         All directors of the Company serve in such capacity until the next annual meeting of the Company's stockholders following their election and until their successors have been elected and qualify. Subject to their contract rights as to compensation, officers may be removed with or without cause, at any time, by a majority of the Board of Directors.

         Roger R. Tuttle has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1986. Mr. Tuttle served as President of Great American from 1974 to September 1989. Mr. Tuttle has also served as Vice President of XL from 1984 to 1993. In December 1991, Mr. Tuttle resumed the President's position at Great American.

         James M. Sablic has recently joined the Board of Directors in March 1998. Prior to joining Dyna Group, Mr. Sablic was a Plant Operations Manager from 1995 to 1997 for Archer Daniels Midland Co. and from 1987 to 1994 he was a Plant Controller with Central Soya Company, Inc. in Effingham, IL and Des Moines, Iowa respectively.

         Jeffrey L. Smith has served as Vice President and General Manager of Great American Products since October 1991. Prior to this and since 1985 Mr. Smith served as the General Manager of Great American's retail division. Mr. Smith was appointed Secretary and Director in October 1992.

Item 10. Executive Compensation

Cash Compensation

         The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the years ended December 31, 1997, and 1996 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:

                                                        Other Annual     Long Term
Name                       Year     Salary      Bonus   Compensation    Compensation
----                       ----     ------      -----   ------------    ------------
Roger R. Tuttle            1997     $138,500     --        $3,850           --
Chairman of the            1996     $141,100     --        $3,850           --
Board of Directors,        1995     $136,100     --        $3,750           --
And Chief Executive
Officer

         The Company provides certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

         Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

Compensation Pursuant to Plan

         The Company has a Profit Sharing Plan and Trust for eligible employees. Employees of the Company who have completed one year of service are eligible to participate in the Plan under which the Company contributes amounts determined from time to time at its discretion. Company contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment with the Company. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $30,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment with the Company or age 65. Participants' account balances under the Trust as of the year ended December 31, 1997 for Mr. Tuttle and for all executive officers as a group, were $147,255 and $159,519 respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table provides information as of March 6, 1997 for each person who owned more than five (5%) percent of the Company's Common Stock beneficially and by each director and each officer and all officers and directors as a group:

                  Name and                   Amount and
 Title            Address of                 Nature of             Percent
Of Class          Beneficial Owner      Beneficial Ownership       of Class
--------          ----------------      --------------------       --------
Security Ownership of Management:

Common Stock      Roger R. Tuttle (1)        3,327,000              44.37%
                  1661 S. Seguin
                  New Braunfels, TX 78130

Common Stock      All Directors and          3,408,000              45.45%
                  Officers as a Group

    (1) In December 1996, Mr. Tuttle gifted 13,000 shares each to his two minor children. He retains guardianship and voting rights.

Item 12. Certain Relationships and Related Transactions

         The Company has a note payable to the Chairman of the Board which is summarized as follows:

         Unsecured promissory note, due 12/14/98
            both principal and interest payable to
            the major stockholder, interest at
            prime plus 1/2% (8.75% at December 31, 1997)         $550,000


              See "Notes to the Consolidated Financial Statements".

                                     PART IV

Item 13.   Exhibits, Financial Statements, and Reports on Form 8-K

      (a)  1.  Financial Statements:                                      Page
                                                                          ----
           Dyna Group International, Inc.

           Report of Independent Certified Public Accountants              17
           Consolidated Balance Sheets - December 31, 1997 and 1996        18
           Consolidated Statements of Operations - for the years ended
                December 31, 1997 and 1996                                 20
           Consolidated Statements of Stockholders' Equity - for the
                Years ended December 31, 1997 and 1996                     21
           Consolidated Statements of Cash Flows - for the years
                Ended December 31, 1997 and 1996                           22
           Notes to Consolidated Financial Statements                      24

           2.  Exhibits:

           Reference is made to "Exhibit Index" beginning on page 33 herein.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYNA GROUP INTERNATIONAL, INC.
                         -----------------------------
                                  (Registrant)



By /s/ Roger R. Tuttle
--------------------------------------------------------------------------------
      Roger R. Tuttle, Chairman of the Board and Chief Executive Officer

Date:    May 7, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By /s/ Roger R. Tuttle
--------------------------------------------------------------------------------
      Roger R. Tuttle, Chairman of the Board and Chief Executive Officer


By /s/ James M. Sablic
--------------------------------------------------------------------------------
      James M. Sablic, Treasurer (Principal Accounting and Financial Officer)


By /s/ Jeffrey L. Smith
--------------------------------------------------------------------------------
      Jeffrey L. Smith, Secretary and Director



Date:  May 7, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Of Dyna Group International, Inc.

         We have audited the accompanying consolidated balance sheets of Dyna Group International, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                        /S/ BDO SEIDMAN, LLP

Houston, Texas
April 2, 1998, except for Note 15,
         which is as of May 1, 1998.

Item 14.
                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                  -------------------------
                  ASSETS
                                                     1997           1996
                                                  ----------     ----------
CURRENT ASSETS:
   Cash                                           $  217,858     $  338,961
   Accounts receivable, less allowance for
         doubtful accounts of $92,000
         in 1997 and 1996                          2,043,885      2,888,815
   Inventories                                     2,713,439      3,814,075
   Prepaid expenses and other                         74,419        126,451
   Refundable income taxes                           371,000        127,433
   Deferred income taxes                                  --         53,963
   Due from joint venture                            296,872             --
   Land & building held for resale-net               548,167             --
                                                  ----------     ----------
                                                   6,265,640      7,349,698
                                                  ----------     ----------

PROPERTY AND EQUIPMENT, Net                          510,859        525,366
                                                  ----------     ----------

LAND & BUILDING HELD FOR RESALE-NET                       --        563,670
                                                  ----------     ----------

OTHER ASSETS:
   Cost in excess of net assets of acquired
      business, less accumulated amortization
      of $135,752 and $120,843                            --         14,909
   Investment in joint venture                        94,906         94,906
   Other                                             105,247        115,444
                                                  ----------     ----------
                                                     200,153        225,259
                                                  ----------     ----------

                                                  $6,976,652     $8,663,993
                                                  ==========     ==========

          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ============================
        LIABILITIES AND
      STOCKHOLDERS' EQUITY                            1997             1996
                                                  -----------      -----------
CURRENT LIABILITIES:
   Notes payable to bank                          $ 2,747,142      $ 3,469,142
   Note payable to related party                      550,000          350,000
   Accounts payable                                   463,010          800,213
   Accrued expenses                                   293,493          284,698
   Due to joint venture                                    --           88,389
   Current maturities of long-term debt               693,688           50,004
                                                  -----------      -----------

                                                    4,747,337        5,042,446
                                                  -----------      -----------

Long-term Debt, less current maturities                    --          695,829
                                                  -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value - authorized,
         100,000,000 shares; issued 8,179,704           8,180            8,180
   Additional paid in capital                         974,313          967,113
   Retained earnings                                1,388,706        2,094,947
   Treasury stock - 681,779 and 696,779
         shares, at cost                             (131,084)        (140,084)
   Unearned compensation                              (10,800)          (4,438)
                                                  -----------      -----------
                                                    2,229,315        2,925,718
                                                  -----------      -----------
                                                  $ 6,976,652      $ 8,663,993
                                                  ===========      ===========


          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Year ended December 31,
---------------------------------------------------------------------
                                           1997              1996
                                       ------------      ------------
NET SALES                              $  9,279,743      $ 10,891,187

COST OF SALES                             6,208,374         6,442,252
                                       ------------      ------------

            Gross Profit                  3,071,369         4,448,935

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES              3,700,761         4,131,820
                                       ------------      ------------

            Operating (Loss)Income         (629,392)          317,115

INTEREST EXPENSE                           (333,915)         (309,869)

EQUITY IN EARNINGS OF
     JOINT VENTURE                               --            60,731
                                       ------------      ------------

     (Loss) Income from operations
     before income taxes (benefit)         (963,307)           67,977

INCOME TAX (BENEFIT)EXPENSE                (257,066)           36,490
                                       ------------      ------------


NET (LOSS)INCOME                       $   (706,241)     $     31,487
                                       ============      ============

NET (LOSS)INCOME:

PER COMMON SHARE-Basic                     $( .09 )      $         --

PER COMMON SHARE-Assuming dilution         $( .09 )      $         --

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING            7,500,425         7,478,822

          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           Additional
                            Common          Paid-In           Retained          Treasury             Unearned
                            Stock           Capital           Earnings            Stock            compensation          Total
                         -----------       -----------       -----------        -----------        -----------        -----------
Balance at
January 1, 1996          $     8,180       $   950,687       $ 2,063,460        $  (143,657)       $   (20,406)       $ 2,858,264

   Issuance of
   Treasury stock                 --            16,426                --              3,573                 --             19,999
   Amortization                   --                --                --                 --             15,968             15,968
   Net Income                     --                --            31,487                 --                 --             31,487
                         -----------       -----------       -----------        -----------        -----------        -----------
Balance at
December 31, 1996              8,180           967,113         2,094,947           (140,084)            (4,438)         2,925,718

   Issuance of
    Treasury stock                --             7,200                --              9,000            (16,200)
   Amortization                   --                --                --                 --              9,838              9,838
   Net (loss)                     --                --          (706,241)                --                 --           (706,241)
                         -----------       -----------       -----------        -----------        -----------        -----------
Balance at
December 31, 1997        $     8,180       $   974,313       $ 1,388,706        $  (131,084)       $   (10,800)       $ 2,229,315
                         ===========       ===========       ===========        ===========        ===========        ===========

                                                   Common Stock
                                             ------------------------
Share Amounts                                 Issued         Treasury
                                             ---------       --------
Balance at December 31, 1995                 8,179,704        714,557
   Shares issued for license agreement              --        (17,778)
                                             ---------       --------

Balance at December 31, 1996                 8,179,704        696,779
   Shares issued as compensation                    --        (15,000)
                                             ---------       --------

Balance at December 31, 1997                 8,179,704        681,779
                                             =========       ========

          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase(Decrease) in Cash

                                                                        Year ended December 31,
                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                    1997             1996
                                                                     -----------        ---------
Net(loss)income                                                      $  (706,241)       $  31,487
 Adjustments to reconcile net(loss)income to cash
   provided by (used in) operating activities -
     Depreciation and amortization                                       350,211          434,591
     Deferred income taxes                                                75,973            7,409
     Other                                                                 3,096          (35,726)
     Change in assets and liabilities:
                  accounts receivable(net)                               844,930         (483,776)
                  inventories                                          1,100,636         (146,880)
                  prepaid expenses and other                              52,032           11,815
                  accounts payable                                      (337,203)         158,187
                  accrued expenses                                         8,795         (173,725)
                  refundable income taxes                               (243,567)         (94,124)
                  due to (from) joint venture                           (385,261)         23,464_
                                                                     -----------        ---------

          Cash provided by (used in)operating activities                 763,401         (267,278)
                                                                     -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                   (320,201)        (366,394)
 Distribution from joint venture                                              --          35,646_
                                                                     -----------        ---------

     Cash used in investing activities                                  (320,201)        (330,748)
                                                                     -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                              (52,141)        (840,130)
 Increase (decrease) in notes payable                                   (522,000)         854,142
 Proceeds from long-term debt                                                 --          750,000
 Amortization of unearned compensation                                     9,838           15,968
                                                                     -----------        ---------

     Cash (used in) provided by financing activities                    (564,303)         779,980
                                                                     -----------        ---------

(DECREASE)INCREASE IN CASH                                              (121,103)         181,954

CASH, beginning of year                                                  338,961          157,007
                                                                     -----------        ---------

CASH, end of year                                                    $   217,858        $ 338,961
                                                                     ===========        =========


          See accompanying notes to consolidated financial statements.

                                                       Year ended December 31,
                                                       -----------------------
                                                        1996           1997
                                                        ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

         Interest                                     $312,550       $279,066
         Income Taxes                                       --        284,738

NON-CASH INVESTING AND FINANCING ACTIVITIES


                                  (See Note 11)

          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Dyna Group International, Inc. (the "Company") is a Nevada corporation and conducts all its business through its wholly owned subsidiary, Great American Products, Inc.

         The Company designs, manufactures, and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, and pewter decorated products.

         In August, 1994, the Company entered into a joint venture agreement with Mexican individuals for the manufacturing and painting of a substantial portion of its products.

         In January, 1995, the Company leased a manufacturing/warehousing facility in Columbia, Missouri, for the assembly and shipping of its glassware and ceramic products. This lease was terminated as of December 31, 1996.

         In January, 1997, the Company leased a manufacturing/warehousing facility in New Braunfels, Texas, to replace its Columbia, Missouri, facility. During 1997 the Company moved its corporate offices and plant operations from Broadview, IL to the Texas facility.

Principles of Consolidation

         The consolidated financial statements include the accounts of Dyna Group International, Inc. and its wholly-owned subsidiary ("the Company"). All significant intercompany balances and transactions are eliminated in consolidation.

Inventories

         Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Revenue Recognition

         The Company recognizes revenue as products are shipped.

Property, Equipment, and Depreciation

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using both straight-line and accelerated methods. Depreciable lives of major classes of property and equipment are summarized as follows:

                                                       YEARS
                                                       -----
       Building                                        31.5
       Building improvements                           3 - 7
       Machinery, equipment, and furnishings           5 - 7
       Transportation equipment                          5
       Molds and dies                                    3

         In 1996, The Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, which requires losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undisclosed cash flows estimated to be generated by those assets are less than carrying value of the assets. There were no impairment losses recorded in fiscal 1997 or 1996 as the result of adopting SFAS 121.

Cost in Excess of Net Assets of Acquired Business

         Cost in excess of net assets of acquired business is being amortized on a straight-line basis over five years ending in fiscal year 1997.

Investment in Joint Venture

         The Company's investment in the joint venture is being accounted for using the equity method of accounting. For the year ended December 31, 1997, the joint venture produced exclusively for the Company. Accordingly, the Company's pro-rata share of the profits during 1997 generated from the joint venture was reflected in the accompanying financial statements as a reduction to the inventory value. All of the Company's earnings in the joint venture were recorded by this method, because a significant portion of the inventory produced by the joint venture during 1997 was in the Company's ending inventory.

Earnings (Loss) Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No.128, Earnings Per Share. SFAS 128 is effective for the year ended December 31,1997. SFAS 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Following is a summary of the basic and diluted earnings per share calculations:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                     1997              1996
                                                     ----              ----
Basic and diluted
Net income(loss) as reported                     $  (706,241)       $   31,487
Weighted average common shares outstanding         7,500,425         7,478,822
Basic and diluted earnings per share                    (.09)               --

When compared to prior years the impact of FAS 128 had no effect on the earnings per share calculation.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The company places its cash and cash equivalents with high credit quality financial institutions. At times such investments may be uninsured or in excess of FDIC insurance limits.

Financial Instruments

         The Company follows the guidance of Statement of Financial Accounting Standards No. 107, "Disclosure of Fair Value of Financial Instruments," which requires the disclosures of the fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for marketable securities may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

         Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents and short-term investments generally approximate market value because of the short maturity of these instruments. The Company's notes payable and capital lease obligations also approximate market value as the underlying borrowing rates are similar to other financial instruments with similar maturities and terms.

Reporting Comprehensive Income

         Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

Reclassifications

         Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                             December 31,
                       ---------------------------
                          1997             1996
                       ----------       ----------
Raw materials          $  609,757       $  619,755
Work in Progress          252,156          378,698
Finished goods          1,851,526        2,815,622
                       ----------       ----------

                       $2,713,439       $3,814,075
                       ==========       ==========

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                    December 31,
                                            ---------------------------
                                               1997             1996
                                            ----------       ----------
Building improvements                          188,802          117,970
Machinery, equipment, and furnishings          724,770          724,770
Molds and dies                               2,260,982        2,011,613
                                            ----------       ----------

                                             3,174,554        2,854,353

Less accumulated depreciation                2,663,695        2,328,987
                                            ----------       ----------

                                            $  510,859       $  525,366
                                            ==========       ==========

         The Company has land and building with a net book value of $548,167 which has been sold effective May 1, 1998, accordingly this land and building was held for resale and included in current assets as of December 31, 1997.

NOTE 4 - NOTES PAYABLE TO BANK

         In July 1997, the Company extended it's secured promissory note with the bank to April 30,1998. The interest rate on this line is a blended rate tied to the prime rate (approximately 9.00% as of December 31, 1997).

         Effective April 3, 1998, the Company secured a new line of credit with another bank with a maximum borrowing limit of $4,000,000. The interest rate on the new line is prime plus 1.5% (approximately 10% as of April 5, 1998).

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

         In August 1997, the promissory note to the major stockholder was increased to $550,000 and extended to December 31,1998. (8.75% at December 31, 1997).

         Interest expense for the years ended 1997 and 1996 was $ 38,912 and $31,762, respectively, of such amounts $53,127 and $31,762 remained unpaid at December 31, 1997 and 1996.

NOTE 6 - INCOME TAXES

         Provisions (benefits) for income taxes from continuing operations consist of the following:

                  Year ended December 31,
                 ------------------------
                    1997           1996
                 ---------        -------
Current:
   Federal       $(287,000)       $24,719
   State           (46,039)         4,362
                 ---------        -------

                  (333,039)        29,081

Deferred            75,973          7,409
                 ---------        -------
                 $(257,066)       $36,490
                 =========        =======

         The components of the deferred tax assets (liabilities) are as follows:

                                        Year ended December 31,
                                       -------------------------
                                          1997            1996
                                       ---------        --------
Allowance for doubtful accounts        $  35,000        $ 34,532
Accruals                                  36,000            (492)
Inventories                               31,000           9,315
Contributions carryforward                80,000          (7,365)
Other                                         --          17,973
                                       ---------        --------
Gross deferred tax asset                 182,000          53,963

Valuation Allowance                     (182,000)             --
                                       ---------        --------

         Net deferred tax assets       $      --        $ 53,963
                                       =========        ========

         The Company has recorded a 100% valuation allowance for the year ended December 31,1997 on the deferred tax assets since it could not be determined if the asset was more likely than not to be realized.

         The effective tax rate on income from continuing operations was different than the statutory federal income tax rate for the following reasons:

                                           Year ended December 31,
                                          ------------------------
                                             1997           1996
                                          ---------        -------
Tax (benefit)at U.S. statutory rate       $(262,135)       $23,113
State income taxes, net of federal
         income tax benefit                      --          1,745
Goodwill amortization                         5,069          6,759
Other                                            --          4,873
                                          ---------        -------

                                          $(257,066)       $36,490
                                          =========        =======

NOTE 7 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                      Year ended December 31,
                                      -----------------------
                                        1997           1996
                                      --------       --------
Salary, payroll taxes and other       $115,515       $138,394
Interest                                83,959         63,243
Real estate taxes                       93,979         83,061
                                      --------       --------

                                      $293,453       $284,698
                                      ========       ========


NOTE 8 - EMPLOYEE BENEFIT PLANS

         The Company has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Amounts charged to expense during 1997 and 1996 was $25,000 for each year.

NOTE 9 - LONG-TERM DEBT

                  The Company had long-term debt as of December 31, 1997 and 1996 totaling $643,688 and $695,829, respectively. This debt bore interest at prime of 8.5% plus 1/4% and was secured by the Company's facility in Broadview, IL which was sold On May 1, 1998. All principal and interest was paid in full as of closing of the sale.

NOTE 10 - LEASE OBLIGATIONS

         As of December 31, 1996, the Company terminated its operating facility in Columbia, Missouri. This facility was replaced in January 1997 with another in New Braunfels, Texas, which is leased from the major stockholder. That lease expires in January, 2003. The Company also leases an automobile under a lease expiring in 1998. Its computer equipment is leased from the major stockholder on a month to month basis.

         Future minimum noncancellable lease payments under the above operating leases are as follows:

                                         1998           1999           2000           2001           2002
                                       --------       --------       --------       --------       --------
Lease from major stockholder           $105,600       $121,200       $121,200       $121,200       $121,200
Other                                     2,200             --             --             --             --
                                       --------       --------       --------       --------       --------

                           Total       $107,800       $121,200       $121,200       $121,200       $121,200
                                       ========       ========       ========       ========       ========

         Total rent expense relating to the lease with the major stockholder totaled $72,000 in 1997.

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

         In the first quarter of 1997, the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which is being amortized over three years.

NOTE 12 - FOREIGN OPERATIONS AND EXPORT SALES

         The Company markets its product both domestically and internationally from its United States facility in New Braunfels, Texas. Export sales were as follows:

                     Year ended December 31,
                     -----------------------
                       1997           1996
                     --------       --------
Europe               $286,281       $384,386
Australia              94,697        106,663
Other                 124,499        218,764
                     --------       --------

         Total       $505,477       $709,813
                     ========       ========

         The Company presently operates in one business segment, "Consumer
Goods."


         In August 1994, the Company entered into a Joint Venture agreement with Mexican individuals for the casting, painting and marketing of its products. The Company's ownership interest in the joint venture is 40% with 60% held by Mexican individuals.

         The investment is being accounted for using the equity method of accounting. The Company's portion of the income generated from this joint venture was reflected in the accompanying financial statements as a reduction of the cost of inventory. Financial information for this joint venture is as follows:

                                        1997             1996
                                     ----------       ----------
                                            (unaudited)
Current assets                       $  362,692       $  508,000
Noncurrent assets                        44,507           45,000
Current Liabilities                      89,140          239,000
Stockholders' Equity                    318,059          314,000
Net Sales                             1,902,706        1,487,000
Gross Margin                            581,225          532,000
Net Income                              292,268          264,156

         For years ended 1997 and 1996, the Company purchased products from the joint venture totaling $1,902,706 and $1,218,643 respectively.

         For the year end December 31,1997, the joint venture produced exclusively inventory for the Company. Accordingly, the Company's pro-rata share of the profits generated by the joint venture was recorded as a reduction to the Company's inventory cost.

NOTE 13 - MAJOR CUSTOMERS

         The Company sells to over 5,000 customers. One accounted for 24% of sales in 1997, 25% of sales in 1996. This customer accounted for 30% and 33% of the outstanding accounts receivable at December 31, 1997 and 1996, respectively.

NOTE 14 - FOURTH QUARTER ADJUSTMENTS


         During the fourth quarter of 1997 the Company recorded an inventory adjustment of approximately $400,000 to bring the inventory to lower of cost or market.

         During the fourth quarter of 1996, the Company recorded a book to physical inventory adjustment of approximately $500,000.


NOTE 15 - SUBSEQUENT EVENT

         On May 1, 1998 the Company sold the land and building located in Illinois. This sale will result in a book gain in excess of $200,000 for 1998.

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

  10(b) Joint Venture Agreement and Manufacturing Agreement between Dyna Group International, Inc. and Promociones GAP, S.A. De C.V. dated August 6, 1994 Incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-K dated March 22, 1995).

  27     Financial Data Schedule