Form 10QSB
period 1998-03-31
DYNA GROUP INTERNATIONAL INC
filed 1998-05-15
CIK 844787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  March 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ----------------------   -------------------

Commission file number:           0-17385
                       --------------------------

                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                             87-0404753
--------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1661 S. Sequin Ave., New Braunfels, Texas                        78130
------------------------------------------                 -------------------
(Address of principal executive offices)                       (Zip Code)

                                  830-620-4400
                               ------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      -------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


[X] Yes     [ ] No

         The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 7,497,925.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



ASSETS                                     March 31, 1998   December 31, 1997
                                             (Unaudited)

CURRENT ASSETS:
  Cash                                       $   210,490       $   217,858
  Accounts receivable, less allowance
       For doubtful accounts of $92,000        1,012,526         2,043,885
  Inventories                                  2,538,192         2,713,439
  Prepaid expenses and other                      34,994            74,419
  Refundable income taxes                        371,000           371,000
  Deferred income taxes                          (24,134)               --
  Due from joint venture                         368,547           296,872
  Land & building held for resale - net          544,291           548,167
                                             -----------------------------

                                               5,055,906         6,265,640
                                             -----------------------------




PROPERTY AND EQUIPMENT:
   Net                                           548,424           510,859
                                             -----------------------------




OTHER ASSETS:
   Investment in joint venture                    83,064            94,906
   Other                                         137,839           105,247
                                             -----------------------------


                                                 220,903           200,153
                                             -----------------------------




                                             $ 5,825,233       $ 6,976,652
                                             -----------------------------




          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET




LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------                              March 31, 1998   December 31, 1997
                                                   (Unaudited)

CURRENT LIABILITIES:
  Notes payable to bank                            $ 1,672,142       $ 2,747,142
  Notes payable to related party                       550,000           550,000
  Accounts payable                                     365,725           463,010
  Accrued expenses                                     304,023           293,497
  Due to joint venture                                      --                --
  Current maturities of long-term debt                 681,191           693,688
                                                   -----------------------------


                                                     3,573,081         4,747,337
                                                   -----------------------------



LONG-TERM DEBT BANK:                                        --                --
                                                   -----------------------------


STOCKHOLDERS' EQUITY:
  Common stock $ .001 par value - authorized,
     100,000,000 shares; issued 8,179,704                8,180             8,180
Capital in excess of par value                         974,313           974,313
Retained earnings                                    1,410,193         1,388,706
Treasury stock - 681,779 and 696,779
    shares, at cost                                   (131,084)         (131,084)
Unearned compensation                                   (9,450)          (10,800)
                                                   -----------------------------



                                                     2,252,152         2,229,315
                                                   -----------------------------



                                                   $ 5,825,233       $ 6,976,652
                                                   -----------------------------






          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                      Three Months Ended March 31,
                                                         1998              1997
                                                       --------          --------

NET SALES                                            $ 1,489,120       $ 2,486,907

COST OF SALES                                            914,610         1,680,832

                                                     -----------------------------
                  Gross profit                           574,510           806,075
                                                     -----------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                578,840           971,662
                                                     -----------------------------

                  Operating income                        (4,330)         (165,587)

INTEREST EXPENSE                                          72,267            78,748

EQUITY IN EARNINGS OF JOINT VENTURE                      111,254            23,082
                                                     -----------------------------

                  Income before income taxes              34,657          (267,417)

PROVISION (CREDIT) FOR INCOME TAXES                       13,170           (72,406)
                                                     -----------------------------

NET INCOME                                                21,487          (195,011)
                                                     -----------------------------

LOSS PER COMMON SHARE                                         --                --

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            7,497,925         7,494,175
                                                     -----------------------------









          See accompanying notes to consolidated financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              Three months ended March 31,
                                                                 1998             1997
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $    21,487       $    (5,739)
  Adjustments to reconcile income (loss) to net cash
  provided by (used in) by operating activities -
    Depreciation and amortization                               (29,689)          101,763
    Deferred income taxes                                        24,134                 0
    Amortization of unearned compensation                         1,350             2,460

    Change in assets and liabilities:
      Decrease (increase) in accounts receivable              1,031,359         1,094,911
      Decrease (increase) in inventories                        175,247          (165,295)
      Decrease (increase) in prepaid expenses and other          39,425           (33,636)
      Increase (decrease) in accounts payable                   (97,285)          191,101
      Increase (decrease) in accrued expenses                    10,526           (43,245)
      Decrease (increase) in due from joint venture             (59,833)          (46,207)
      Decrease (increase) in other assets                       (32,592)          (21,800)
                                                            -----------------------------
        Cash provided (used) by operating activities          1,084,129         1,078,106
                                                            -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure                                            (4,000)          (89,703)

        Cash used by investing activities                        (4,000)          (89,703)
                                                            -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                    (12,497)          (12,501)
  Increase (decrease) in notes payable                       (1,075,000)       (1,210,000)
                                                            -----------------------------
      Cash provided (used) by financing activities           (1,087,497)       (1,222,501)
                                                            -----------------------------

DECREASE IN CASH                                                 (7,368)         (234,098)
                                                            -----------------------------

CASH, beginning of period                                       217,858           338,961
                                                            -----------------------------

CASH, end of period                                         $   210,490       $   104,863
                                                            -----------------------------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Cash paid during the period for -
      Interest                                              $   112,385       $    91,191
      Income Taxes                                                   --                --



                 See accompanying notes to financial statements.

                         DYNA GROUP INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                        The financial information included herein at March 31, 1998 and for the three months ended March 31, 1998 and March 31, 1997 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1997 was derived from the Company's audited financial statements for 1997.

NOTE 2 - INVENTORIES

                  Inventories consist of the following:

                                       March 31, 1998    December 31, 1997
                                   ------------------    -----------------
                  Raw materials            $  575,893           $  609,757
                  Work in process             244,387              252,156
                  Finished goods            1,717,912            1,851,526
                                           ----------           ----------
                                           $2,538,192           $2,713,439
                                           ==========           ==========

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 1997 the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which is being amortized over three years.

NOTE 4 - ADJUSTMENTS

During the fourth quarter of 1997 the Company recorded an inventory adjustment of $400,000. The financial statements for the quarter ended March 31, 1997 have been restated to reflect the impact of this adjustment on the first quarter's operating results. Accordingly, the 1997 pre-tax earnings for the first quarter have been reduced by $258,160 and the net income for the first quarter was reduced by $189,272.

For a further explanation of this adjustment, refer to Note 15 of the Company's 10-KSB for the year ended December 31, 1997.


NOTE 5 - SUBSEQUENT EVENT

On May 1, 1998 the Company sold the land and building located in Illinois. This sale will result in a book gain in excess of $200,000 for 1998. As a result of this sale, the Company's long-term debt was reclassified as short-term debt for December 31, 1997 and March 31, 1998 respectively. This land and building in Illinois was also reclassified as a current asset for these reporting periods. All principal and interest was paid in full at closing.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at March 31, 1998 increased to 1.4 compared to 1.3 at December 31, 1997. Cash in bank decreased by $7,368 during the period.

Operating activities provided cash flow of $1,084,129 with income from operations and non-cash adjustments providing $17,282. Changes in assets and liabilities provided $ 1,066,847. The net increase related to assets and liabilities was primarily due to significant reductions in accounts receivable and inventory. These increases were partially offset by decreases in accounts payable.

Financing activities used $ 1,087,497 due to repayments on notes payable and long-term debt. At March 31, 1998, the Company has a revolving line of credit with a bank allowing borrowing up to $3,750,000 against qualified accounts receivable and inventory. Effective April 3, 1998, the Company secured a new line of credit with a Texas bank with a maximum borrowing limit of $4,000,000.

As of March 31, 1998, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


Results of Operations

Net sales for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 decreased $997,787 or 40.1%. Gross Margin increased to 38.6% compared to 32.4% in 1997. The decrease in sales primarily relates to the discontinuation of the unprofitable gift, floral and small customer accounts.

Selling, general and administrative expenses as a percent of sales for the first quarter basically remained unchanged even with the significant decrease in total sales; 38.9% in 1997 compared to 39.1% in 1996. Total selling, general, and administrative expenses decreased 40% this year, from $971,662 in 1997 to $578,840 in 1996. The primary reason for this reduction in costs is the elimination of most expenses relating to the discontinued operation in Illinois.

Interest expense decreased by $6,481 as a result of lower average borrowing levels in 1998 when compared to last year.

The Company's share of profits from its joint venture increased by $88,172 when compared to 1997. This increase was caused by higher production levels in Mexico in the first quarter of 1998, due to the transfer of most of the production from the closed Illinois facility to the joint venture.

For the first quarter of 1998 the Company's pre tax income was $34,657 as compared to the restated loss for 1997 of ($267,417). This change in earnings is primarily due to the lower cost involved with having the majority of production done in Mexico and the elimination of almost all expenses relating to the Illinois operation.

The only expenses involved with the discontinued operation in Illinois for the first quarter of 1998 related to the fixed costs involved in maintaining the facility. The sale of the land and building was completed on May 1, 1998 and these costs stopped as of that date.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DYNA GROUP INTERNATIONAL, INC.

                           (Registrant)

Date:  May 15, 1998                 /s/ Roger R. Tuttle
                                    ------------------------------------
                           (Signature)  Roger R. Tuttle, Chairman of the
                                Board and  Chief Executive Officer



Date:  May 15, 1998                 /s/ James M. Sablic
                                    ------------------------------------
                           (Signature)  James M. Sablic, Treasurer,
                                  (Principal Accounting and Financial
                                  Officer)

                                 EXHIBIT INDEX


          Ex. 27    -         Financial Data Schedule