Form 10QSB
period 1998-06-30
DYNA GROUP INTERNATIONAL INC
filed 1998-08-26
CIK 844787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended:  June 30, 1998

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


                                                          [ X ] Yes    [   ] No

     The number of shares outstanding of the registrant's common stock as of June 30, 1998 was 7,497,925.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



ASSETS
                                                   June 30,       December 31,
                                                     1998            1997
                                                 -----------      ------------
                                                 (Unaudited)

CURRENT ASSETS:
  Cash                                            $    16,570      $   217,858
  Accounts receivable, less allowance
       For doubtful accounts of $92,000             1,502,799        2,043,885
  Inventories                                       2,524,478        2,713,439
  Prepaid expenses and other                           61,313           74,419
  Refundable income taxes                             371,000          371,000
  Deferred tax assets                                    (121)            --
  Due from joint venture                              332,074          296,872
  Land & building held for resale - net                  --            548,167
                                                  -----------      -----------

                                                    4,807,580        6,265,640
                                                  -----------      -----------



PROPERTY AND EQUIPMENT
  Net                                                 433,557          510,859
                                                  -----------      -----------



OTHER ASSETS:
    Investment in joint venture                        83,064           94,906
  Other                                               181,931          105,247
                                                  -----------      -----------

                                                      264,837          200,153
                                                  -----------      -----------


                                                  $ 5,506,132      $ 6,976,652
                                                  ===========      ===========



                             See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



LIABILITIES AND
STOCKHOLDERS' EQUITY
                                                        June 30,         December 31,
                                                          1998               1997
                                                       ----------        ------------
                                                       (Unaudited)

CURRENT LIABILITIES:
  Notes payable bank                                   $ 1,784,882      $ 2,747,142
  Notes payable related party                              550,000          550,000
  Accounts payable                                         328,864          463,010
  Accrued expenses                                         312,670          293,497
  Current maturities of long-term debt                      55,682          693,688
                                                       -----------      -----------

                                                       $ 3,032,098      $ 4,747,337
                                                       -----------      -----------

STOCKHOLDERS' EQUITY:
  Common stock $ .001 par value - authorized,
     100,000,000 shares; issued 8,179,704                    8,180            8,180
Capital in excess of par value                             964,863          974,313
Retained earnings                                        1,632,075        1,388,706
Treasury stock - 681,779 and 696,779
    shares, at cost                                       (131,084)        (140,084)
Unearned compensation                                         --            (10,800)
                                                       -----------      -----------

                                                         2,474,034        2,229,315
                                                       -----------      -----------


                                                       $ 5,506,132      $ 6,976,652
                                                       ===========      ===========




                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                   Six Months Ended June 30,
                                                      1998             1997
                                                      ----             ----

NET SALES                                         $ 3,672,563      $ 4,889,562

COST OF GOODS SOLD                                  2,308,053        3,210,189
EQUITY IN EARNINGS OF JOINT VENTURE                   272,226           60,973
                                                  -----------      -----------


          Gross profit                              1,636,736        1,740,346

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,519,167        1,831,653
                                                  -----------      -----------

          Operating Income/Loss                       117,098          (91,307)

INTEREST EXPENSE                                      159,167          155,671

GAIN ON SALE OF PROPERTY                              284,652             --
                                                  -----------      -----------

Loss/Income before income
          taxes                                       242,583         (246,978)

CREDIT FOR INCOME TAXES                                    86          (93,852)
                                                  -----------      -----------

NET LOSS                                          $   242,583      $  (153,126)
                                                  ===========      ===========


LOSS PER COMMON SHARE                             $      (.02)     $      (.01)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         7,497,925        7,494,175




                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                  Three Months Ended June 30,
                                                      1998             1997
                                                      ----             ----

NET SALES                                         $ 2,183,443      $ 2,402,655

COST OF SALES                                       1,393,443        1,741,353

EQUITY IN EARNINGS OF JOINT VENTURE                   160,972           37,891
                                                  -----------      -----------


          Gross profit                                950,972          699,193

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             940,798          859,991
                                                  -----------      -----------

          Operating Loss                               10,174         (160,798)

INTEREST EXPENSE                                       73,902           76,923

GAIN ON SALE OF PROPERTY                              284,652             --
                                                  -----------      -----------

          Net Income before income
          taxes                                       220,924         (237,721)

CREDIT FOR INCOME TAXES                                    86          (90,334)
                                                  -----------      -----------

NET INCOME                                        $   221,010      $  (147,387)
                                                  ===========      ===========

LOSS PER COMMON SHARE                             $      (.02)     $      (.02)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                       7,497,925        7,512,925





                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                              Six Months Ended June 30,
                                                                1998              1997
                                                                ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (41,983)     $  (153,126)
  Adjustments to reconcile loss to net cash used
  by operating activities -
    Depreciation and amortization                               115,407          210,836
    Provision for losses on accounts receivable                  22,655            3,539
    Amortization of unearned compensation                          --            (11,281)

 Change in assets and liabilities:
    Decrease in accounts receivable                             541,620        1,055,053
    Decrease in inventories                                     308,961         (154,932)
    Decrease in prepaid expenses and other                       15,185         (128,690)
    Decrease in accounts payable                                 75,404          127,088
    Increase in accrued expenses                                 75,506          (17,958)
    Increase in due to joint venture                            (35,202)          12,429
    Decrease (increase) in other assets                         314,332          (47,673)
                                                            -----------      -----------
      Cash provided (used) by operating activities            1,391,885          834,312
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure                                           (80,000)        (175,750)
  Sale of land & building                                       117,000
  Cash used by investing activities                              37,000         (175,750)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                   (684,113)         (25,002)
  Increase (decrease) in notes payable                         (962,260)      (1,048,000)
  Issue treasury stock                                           16,200           16,200
                                                            -----------      -----------
        Cash provided (used) by financing activities         (1,630,173)      (1,067,929)
                                                            -----------      -----------

DECREASE IN CASH                                               (201,288)        (337,267)
                                                            -----------      -----------

CASH, beginning of period                                       217,858          338,961
                                                            -----------      -----------

CASH, end of period                                         $    16,570      $     1,694
                                                            -----------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
    Cash paid during the period for -
      Interest                                              $    96,122          158,109
      Income Taxes                                                 --               --



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

The financial information included herein at June 30, 1998 and for the three months and six months ended June 30, 1998 and June 30, 1997 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1997 was derived from the Company's audited financial statements for 1997.

NOTE 2 - INVENTORIES

                  Inventories consist of the following:

                                                                     June 30, 1998     December 31, 1997
                                                                     -------------     -----------------

                            Raw materials and work in process         $   391,150         $   609,757
                            Work in process                               252,156
                            Finished goods                              2,041,328           1,851,526
                                                                      -----------         -----------
                                                                      $ 2,432,478         $ 2,713,439
                                                                      ===========         ===========

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 1997 the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which is being amortized over three years. During the 2nd Quarter of 1998 the Company purchased 27,778 shares at market price and issued those shares to nine employees as a bonus.

NOTE 4 - ADJUSTMENTS

During the fourth quarter of 1997 the Company recorded an inventory adjustment of $400,000 and a loss of $706,241. The financial statements for the quarter and six months ended June 30, 1997 have been restated to reflect the impact of this adjustment on the second quarter's and six months' operating results. Accordingly, the 1997 pre-tax earnings for the second quarter and the six months have been reduced by $258,160 and the net income for the first quarter was reduced by $189,272. The second quarter 1997 earnings have been reduced by $182,000.

For a further explanation of this adjustment, refer to Note 15 of the Company's 10-KSB for the year ended December 31, 1997.

NOTE 5 - SUBSEQUENT EVENT

On May 1, 1998 the Company sold the land and building located in Illinois. This sale will result in a pre-tax gain of $288,000 for 1998. As a result of this sale, the Company's long-term debt was reclassified as short-term debt for December 31, 1997, and March 31, 1998 respectively. This land and building in Illinois was also reclassified as a current asset for these reporting periods. All principal and interest was paid in full at closing.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at June 30, 1998 increased to 1.6 from to
1.3 at December 31, 1997. Cash in bank decreased by $201,288 during the period.

Operating activities provided cash flow of $1,3941,312 with income from operations and non-cash adjustments providing $(4,205). Changes in assets and liabilities provided $1,066,847. The net increase related to assets and liabilities was primarily due to significant reductions of account receivables and inventory. These increases were partially offset by decreases in accounts payable.

Financing activities used $ 1,630,173 due to repayments on notes payable and long-term debt. At June 30, 1998, the Company has a revolving line of credit with a bank allowing borrowing up to $3,750,000 against qualified accounts receivable and inventory. Effective April 3,1998, the Company secured a new line of credit with a Texas bank with a maximum borrowing limit of $4,000,000.

As of June 30, 1998, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management" belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

Net sales for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 decreased $1,216,999 or 24.8%. This decrease in sales primarily relates to the discontinuation of the unprofitable gift, floral and small customer accounts.

The gross margin percent increased to 44.6% as compared to 35.6% in 1997. This was due to the majority of production being done in Mexico.

The total selling, general and administrative expenses decreased 17% this year, from $1,831,653 in 1997 to $1,519,638 in 1998. The primary reason the reduction in costs is due to the elimination of expenses relating to the Broadview facility in Illinois and the reduction of cost related to the discontinuation of the unprofitable gift & floral and small custom accounts.

Interest expense decreased by $6,481 as a result of lower average borrowing levels in 1998 when compared to last year, despite slightly higher interest rate.

The Company's share of profits from its joint venture increased $9,918 when compared to 1997. This increase was caused by higher production levels in Mexico in the second quarter of 1998, due to the transfer of most of the production from the closed Illinois facility to the joint venture.

For the second quarter of 1998 the Company's pre-tax income was $220,924 as compared to the restated loss for 1997 of ($246,978). This change in earnings is primarily due to the lower cost involved with having the majority of production done in Mexico and the elimination of almost all expenses relating to the Illinois operation, and the sale of the property in Illinois.

The only expenses involved with the discontinued operation in Illinois for the first quarter of 1998 related to the fixed costs involved in maintaining the facility. The sale of the land and Building was completed on May 1,1998 and these costs stopped as of that date.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DYNA GROUP INTERNATIONAL, INC.
                                   --------------------------------------------
                                     (Registrant)

Date:  August 20, 1997               /s/ Roger R. Tuttle
                                     -----------------------------------------

                         (Signature)  Roger R. Tuttle, Chairman of the Board and
                                             Chief Executive Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27                          Financial Data Schedule