Form 10QSB
period 1998-09-30
DYNA GROUP INTERNATIONAL INC
filed 1998-11-03
CIK 844787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: September 30, 1998

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


                                                                 [X] Yes  [ ] No

     The number of shares outstanding of the registrant's common stock as of September 30, 1998 was 7,497,925.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



ASSETS
------
                                                September 30,     December 31,
                                                    1998              1997
                                                    ----              ----
                                                (Unaudited)


CURRENT ASSETS:
  Cash                                          $  (14,299)       $   217,858
  Accounts receivable, less allowance
       For doubtful accounts of $92,000          2,263,538          2,043,885
  Inventories                                    2,148,075          2,713,439
  Prepaid expenses and other                       116,013             74,419
  Refundable income taxes                           35,025            371,000
  Deferred tax assets                               ------             ------
  Due from joint venture                           430,783            296,872
  Land & building held for resale - net            -------            548,167
                                                ----------        -----------


                                                 4,979,135          6,265,640
                                                ----------        -----------




PROPERTY AND EQUIPMENT
  Net                                              368,170            510,859
                                                ----------        -----------



OTHER ASSETS:
    Investment in joint venture                     83,064             94,906
  Other                                            104,047            105,247
                                                ----------        -----------

                                                   187,111            200,153
                                                ----------        -----------



                                                $5,534,416        $ 6,976,652
                                                ----------        -----------



                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET




LIABILITIES AND
STOCKHOLDERS' EQUITY                                Sept. 30,       December 31,
                                                      1998              1997
                                                    ---------        ----------
                                                  (Unaudited)



CURRENT LIABILITIES:
  Notes payable bank                              $  1,647,622      $ 2,747,142
  Notes payable related party                          588,959          550,000
  Accounts payable                                     372,079          463,010
  Accrued expenses                                     308,925          293,497
  Current maturities of long-term debt                  27,315          693,688
                                                  ------------      -----------

                                                  $  2,944,900      $ 4,747,337
                                                  ------------      -----------


STOCKHOLDERS' EQUITY:
  Common stock $ .001 par value - authorized,
     100,000,000 shares; issued 8,179,704                8,180            8,180
Capital in excess of par value                         964,863          974,313
Retained earnings                                    1,751,357        1,388,706
Treasury stock - 681,779 and 696,779
  shares, at cost                                     (134,884)        (140,084)
Unearned compensation                                  -------          (10,800)
                                                  ------------      -----------


                                                     2,589,516        2,220,315
                                                  ------------      -----------


                                                  $  5,534,416      $ 6,976,652
                                                  ------------      -----------






                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                Nine Months Ended September 30,
                                                    1998               1997
                                                    ----               ----

NET SALES                                       $ 6,342,275        $ 7,360,997

COST OF GOODS SOLD                                3,909,423          5,141,354
EQUITY IN EARNINGS OF JOINT VENTURE                 406,918             96,158
                                                -----------        -----------


       Gross profit                               2,839,770          2,315,801

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         2,380,044          2,708,748
                                                -----------        -----------

       Operating Income/(Loss)                      459,726           (392,947)

INTEREST EXPENSE                                    205,697            246,643

GAIN  ON SALE OF PROPERTY                           284,652            -------
                                                -----------        -----------

Income/(Loss) before income
              taxes                                 538,681           (639,590)

PROVISION FOR INCOME TAXES                          176,030           (170,771)
                                                -----------        -----------

NET INCOME/(LOSS)                               $   362,651        $  (468,819)
                                                ===========        ===========


INCOME/(LOSS) PER COMMON SHARE                      $   .05           $   (.06)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       7,497,925          7,497,925








                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                    Three Months Ended Sept. 30
                                                   1998                1997
                                                   ----                ----


NET SALES                                        $2,669,713        $ 2,471,435

COST OF SALES                                     1,601,371          1,558,976

EQUITY IN EARNINGS OF JOINT VENTURE                 134,692             35,185
                                                 ----------        -----------


                  Gross profit                    1,203,034            947,644

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           847,287            877,095
                                                 ----------        -----------

                  Operating Income/(Loss)           355,747             70,549

INTEREST EXPENSE                                     87,403             90,972

GAIN ON SALE OF PROPERTY                         ----------        -----------
                                                 ----------        -----------

Income/(Loss) before income taxes                   268,344            (20,423)

PROVISION FOR INCOME TAXES                          148,192             (5,453)
                                                 ----------        -----------

NET INCOME/(LOSS)                                $  120,152        $   (14,970)
                                                 ==========        ===========

INCOME/(LOSS) PER COMMON SHARE                   $      .02        $      (.01)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                     7,497,925          7,497,925





                             See accompanying notes.

                         DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 Nine months Ended September 30,
                                                      1998             1997
                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                                     $  362,651    $  (468,819)
  Adjustments to reconcile loss to net cash used
  by operating activities -
    Depreciation and amortization                        198,212        319,814
    Provision for losses on accounts receivable           27,241          3,539
    Amortization of unearned compensation                  -----          4,438

 Change in assets and liabilities:
      Increase in accounts receivable                   (219,643)       265,765
      Decrease in inventories                            565,364        388,564
      Decrease in prepaid expenses and other              50,580          3,303
      Decrease in accounts payable                        90,931         51,537
      Increase in accrued expenses                        53,547         21,872
      Increase in due to joint venture                  (133,911)      (122,696)
      Decrease (increase) in other assets                439,745        (80,582)
                                                      ----------    -----------
        Cash provided (used) by operating activities   1,072,066        386,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure                                   ( 80,000)       182,393)
  Sale of land & building                                117,000         ------
                                                      ----------    -----------
 Cash used by investing activities                        37,000        182,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                            (684,113)       (37,503)
  Increase (decrease) in notes payable                (1,060,561)      (522,000)
 Issue treasury stock                                      3,800         16,200
                                                      ----------    -----------
        Cash provided (used) by financing activities  (1,740,874)     ( 543,303)

DECREASE IN CASH                                       ( 232,157)      (338,961)
                                                      ----------    -----------

CASH, beginning of period                                217,858        338,961
                                                      ----------    -----------

CASH, end of period                                   $  (14,299)   $       0
                                                      ----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
    Cash paid during the period for -
      Interest                                        $  154,575        230,922
      Income Taxes                                        88,710        -------
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

The financial information included herein at September 30, 1998 and for the three months and nine months ended September 30, 1998 and September 30, 1997 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1997 was derived from the Company's audited financial statements for 1997.

NOTE 2 - INVENTORIES

           Inventories consist of the following:

                                                September 30, 1998       December 31, 1997
                                                ------------------       -----------------

           Raw materials and work in process        $ 81,173               $    609,757
           Work in process                                                      252,156
           Finished goods                          2,066,902                  1,851,526
                                                 -----------                -----------
                                                 $ 2,148,075                $ 2,713,439
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at September 30, 1998 increased to 1.7 from to 1.3 at December 31, 1997. Cash in bank decreased by $232,157 during the period.

Operating activities provided cash flow of $1,072,066 with income from operations and non-cash adjustments providing $(225,453). Changes in assets and liabilities provided $846,613. The net increase related to assets and liabilities was primarily due to significant reductions of account receivables and inventory. These increases were partially offset by decreases in accounts payable.

Financing activities used $ 1,740,874 due to repayments on notes payable and long-term debt. Effective April 3,1998, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $4,000,000.

As of September 30, 1998, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management" belief that the Company's present facilities will be adequate to meet its current and future needs.

Results of Operations

Net sales for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 increased $198,278 or 8%. This increase in sales primarily relates to the sports, and broadening of the customer base.

The gross margin percent increased to 44.8% as compared to 31.5% in 1997. This was due to a greater portion of production being produced in Mexico.

The total selling, general and administrative expenses decreased 12% this year, from $2,708,748 in 1997 to $2,380,044 in 1998. The primary reason the reduction in costs is due to the elimination of expenses relating to the Broadview facility in Illinois and the reduction of cost related to the discontinuation of the unprofitable gift & floral and small custom accounts.

Interest expense decreased by $40,946 as a result of lower average borrowing levels in 1998 when compared to last year, despite slightly higher interest rate.

For the third quarter of 1998 the Company's pre-tax income was $268,344 as compared to the restated loss for 1997 of $(20,423). This change in earnings is primarily due to the lower cost involved with having the majority of production done in Mexico and the elimination of almost all expenses relating to the Illinois operation, and the sale of the property in Illinois.

Until May 1, 1998 there were fixed costs involved in maintaining the Broadview facility as well as the employment of two employees. Just recently one of these employees has relocated to Texas.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DYNA GROUP INTERNATIONAL, INC.

                              (Registrant)

Date:  October 26, 1998         /s/  ROGER R. TUTTLE
                              -----------------------------------------

                              (Signature)  Roger R. Tuttle, Chairman of the
                                               Board and Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

27                  Financial Data Schedule