Form 10KSB40
period 1998-12-31
DYNA GROUP INTERNATIONAL INC
filed 1999-05-05
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB
  [x]   Annual Report Pursuant to Section 13 or 15 (d) of the Securities
  and Exchange Act of 1934.

               For the fiscal year ended:    December 31, 1998

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

  1661 S. Seguin Street   New Braunfels,  Texas            78130
   (Address or principal executive offices)             (zip code)

  Registrant's telephone number, including area code:    (830)  620-4400

  Securities registered pursuant to Section 12 (b) of the Act:      None

  Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock,   $.001 par value per share
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X     No ________

  Indicate by check  mark if disclosure  of delinquent  filers pursuant  to
  Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K (X).

  The net sales for the year ended December 31, 1998 were $8,315,008.

  The aggregate market value of the voting stock held by non-affiliated of the registrant as of April 19, 1999 was $1,656,859.

  The number of shares outstanding of the registrant's common stock as of April 19, 1999 was 8,179,704.

  DOCUMENTS INCORPORATED BY REFERENCE
  None.

                                   Part I

  Item 1.             Business

  General

       Dyna Group International, Inc. (the "Company") is a Nevada corporation and conducts all of its business through its wholly owned subsidiary, Great American Products, Inc. ("Great American"). The Company was an inactive publicly held corporation (formerly Red Creek Investments, Inc.) until August 22, 1986, when the Company acquired all of the outstanding stock of Dyna Tour Corporation ("Dyna Tour") and simultaneously changed its name to Dyna Group International, Inc. The Company acquired Great American on December 15, 1986, XLM, Inc., ("XL") on January 1, 1987 and Great American Marketing Services Corporation, ("American Marketing") on November 1, 1989.

       In September 1989, the Company decided to discontinue the operations of its Dyna Tour subsidiary. In September 1992, the Company decided to discontinue the operations of its wholly owned subsidiary American Marketing. In December 1992, the distributorship of the Company's wholly owned subsidiary, XL, was discontinued, and in February 1993, XL completed the sale of its tire inventory and backlog of orders to General Tire, Inc. Great American Products remains the only operations of the parent Dyna Group International, Inc.

       In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the manufacturing of its products.

       In January 1997, the Company leased a manufacturing/warehousing facility in New Braunfels, Texas, to move its corporate offices and plant operations from Broadview, IL to the Texas facility.

       During 1998, the Company completed the move to Texas, sold the Broadview, IL. facility and increased production in Mexico.

       Financial projections for 1999 indicate that the Company will increase revenues, increase gross profit margins and increase operating profits. The Company does not expect any significant changes to occur in its location, operations or marketing directions. The Company will investigate acquisitions opportunities as they appear.

  Forward Looking Statements

       This annual report for the year ended December 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capita; are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. IN addition to other factors that may be discussed in the Company's following with the Securities and Exchange Commission, including this report, the following factors, among others could cause the Company's actual results to differ materially.

  Products and Sales

       The Company designs, manufactures, and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as pewter decorated glassware, caps, ceramic ware, pewter decorated wall and desk decor, and pewter enhanced keepsake boxes. All of the Company's centrifugally cast products are designed at the Company's New Braunfels, Texas facility. Most of the manufacturing and painting of the cast products are performed in Mexico with the remainder done in New Braunfels, Texas.

       The Company's Great American subsidiary has obtained license agreements with Nascar Drivers, the National Football Association, Major League Baseball, the National Basketball Association, the National Hockey League, World Wrestling, Jack Daniels and various Universities. The Company is continuing its efforts to expand its license agreements in other areas, as it is management's belief that licensed products will enhance the Company's image and present new opportunities for market expansion. As the license agreements must be periodically renewed it is management's belief that future extensions will continue to allow the Company to market licensed products, and management does not anticipate any cancellations or non-renewals. The majority of the license agreements have annual renewals. The remaining license agreements can range from two years to automatic rollover renewals.

       The business of the Company is affected by seasonal factors. The Company does experienced an increase in inventory during the third quarter of the year followed by an increase in accounts receivable during the fourth quarter. Inventory levels at December 31, 1998 were reduced by $402,315 when compared to December 31, 1997. Management believes this is a reflection of better inventory controls. The raw materials used in the manufacture of the Company's centrifugally cast products are readily available from numerous sources.

       Extension of credit terms to its customers range from normal 30 days terms to 180 days from the date of invoice. Management believes that while these longer credit terms given to credit worthy customers do result in extended collection periods, they also offer the Company an effective sales tool.

  Marketing and Distribution

       As of December 31, 1998, the Company's sales force and related support staff numbered 12 persons. The Company also utilizes approximately 80 independent, commissioned sales representatives. Products are sold through the Company's own sales force, including sales made via telemarketing and direct sales, through independent commissioned sales representatives, and through distributors. These products are also produced for sales to the premium/advertising specialty industry, and are also sold through independent commissioned sales representatives and invoiced directly to ad specialty distributors or end users for purposes of sales promotions and incentives.

  Foreign operations and Export Sales

       In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the production of its products. The Company has experienced reduced production costs and expects to expand sales to other Spanish speaking countries. The Company's ownership in the joint venture is 40%, with 60% held by the Mexican individuals. Accordingly, the Company's investment in the joint venture is being accounted for using the equity method of accounting.

  Major Customers

       The Company has over 4,000 customers. One major customer accounted for 24% of sales in 1997 and 20% in 1998.

  Competition

       Operations in the consumer goods industry involve the production and sale of cast products, and pewter enhanced glassware. The Company believes that it is a significant factor in the market for cast products to Nascar and sports markets. It currently is not a significant factor in the overall market for glassware. The Company competes in the consumer goods industry primarily on the basis of quality workmanship and competitive pricing. The Company also sells to the premium ad specialty market, which is not a significant factor in the overall business.

  Employees

       The Company employs 75 full time people, of whom 20 are engaged in sales and administration, 5 in creative design and 50 in manufacturing, assembly, shipping, and warehousing.

  Equipment

       The Company's New Braunfels, Texas, facility is equipped for manufacturing, assembly, packaging, and shipping of centrifugally cast pewter, consumer products and pewter enhanced glass and ceramic ware. All of the Company's equipment is considered to be in good condition.

       The Company's joint venture facility is equipped to cast and paint its products.

  Item 2.             Property

       The Company's executive office is located in a 40,000 square foot facility leased from a major shareholder at 1661 S. Seguin, New Braunfels, Texas 78130. The building is considered to be in excellent condition.

       The terms of this lease are summarized below.

                           Approximate Area       Lease           Monthly
  Type of Facility          in Square Feet      Expiration         Rental
  ----------------         --------------       ----------         ------
  Manufact/Warehouse-Texas    40,000             01/01/03         $10,100


       In May of 1998 the Broadview, IL facility was sold.



  Item 3.             Legal Proceedings

       The Company has filed a lawsuit with the courts of Comal County in July 1998 against National Starch and its subsidiary Perma Bond for losses realized as a result of the failure for its adhesive during June through October of 1997. As of April 1999, both parties have agreed on arbitration during the second quarter of 1999.

  Item 4.             Submission of Matters to a Vote of Security Holders

       Not applicable.

                                   Part II

  Item 5.             Market for  Registrant's  Common Equity  and  Related
  Stockholder Matters

  Market Information

       The Company's Common Stock trades over the counter on the NASDAQ bulletin board under the symbol DGIX. The following table sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commissions.

                                           High Bid         Low Bid
                                           --------         -------
  1998           4th Quarter              $12 1/2/32      $ 6 1/2/32
                 3rd Quarter                   15/32            7/32
                 2nd Quarter                   15/32            7/32
                 1st Quarter                   13/32            9/32

  1997           4th Quarter              $    19/32        $  11/32
                 3rd Quarter                   13/16            3/8
                 2nd Quarter                   13/16            1/2
                 1st Quarter                 1- 7/16           21/32

  Holders

                                       Approximate number of holders
  Title of Class                       of record as of April 19, 1999
  --------------                       ------------------------------
    Common Stock, par value $.001 per share          336


  Dividends

       There have been no dividends paid on the Company's Common Stock since inception. It is currently expected that any additional earnings the Company realizes will be retained to finance growth. Dividends are restricted by the covenants stated in the Credit and Security Agreement between the Company and Norwest Business Credit, Inc.

  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Set forth below is a discussion and analysis of the financial condition and operating results of the Company's operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

  Liquidity and Capital Resources

       The Company has a current ratio in 1998 of 2.2 to 1 compare to a current ratio of 1.4 to 1 in 1997. Net cash decreased by $205,377 in 1998.

       Operating activities provided $2,012,157 of cash in 1998, which includes a $ 603,959 increase in net working capital. Net working capital increased, as a result of large decrease in accounts receivable and inventory, as well as a reduction in debt. The account receivable decreases was due primarily to tighter restrictions on the use of extended payment terms to customer and improved collection efforts on current accounts, even though the accounts that are over 120 days past due is of a significant amount. The inventory decrease is attributed to tighter controls on raw material purchases and to the elimination of unprofitable product lines. The Company had a reduction in its U.S. labor force and shifted that manufacturing responsibility to Mexico in the third quarter of 1998. This resulted in a lower cost of manufacturing and a reduction of cost of the ending inventory manufactured by Mexico.

       Investing activities provided $ 577,329 primarily from the sale of Broadview, Il. building, which was used to purchase additional assets in amount of $ 290,193. Financing activities used $2,794,863, which relates to the Notes Payable at the bank being paid off.

       On April 3, 1998 the company entered into a banking relationship with Norwest Bank, which provides a $4,000,000 line of credit, based upon receivables and inventory. The borrowing base is calculated by taking 80% of eligible account receivables plus 55% of eligible inventory. This credit line is subject to several affirmative and negative covenants. The affirmative covenants include report requirements, books and records inspection, account verification, compliance with laws, payment of taxes and other claims, maintenance of properties, insurance, preservation of existence, delivery of instruments, collateral account, performance by the lender, minimum debt service coverage ratio, minimum net losses, and proceeds from sale of real property. The negative covenants include such topics as liens, indebtedness, guaranties, investments and subsidiaries, dividends, and capital expenditures. As of December 31, 1998 the outstanding loan balance was $771,339.

  Results of Operations

                              1998 versus 1997

       Net sales for the year ended December 31, 1998 decreased by $964,735 or 10.4 % as compared to 1997. The decrease was a result of several factors. First the Company decided to reduce its marketing efforts to the gift and ad specialty markets, which had been losing money. Sales were also negatively impacted by the product failure of the Perma Bond adhesive discussed in legal proceedings, which occurred in the third and fourth quarters of 1997, and carried over into 1998. The loss of revenues in these areas was offset by increases in revenues in NASCAR, and other licensed products sales.

       Gross profit margins increased from 33.1% in 1997 to 44.1% in 1998 as a result of lower cost of goods produced by our Mexico joint venture and a focus on higher profit margin products and markets. Reduction in U.S. labor resulted in shifting production to Mexico in the last six months.

       Selling, general, and administration expenses decreased $561,321 or 15.2% as a direct result of the changes previously mentioned and our prompt shipping, which reduce backorders and related customer service costs.

       Interest expense decreased  $87,773 as a  result of lower  borrowing
  levels throughout the year.   Increased profitability, reduced  inventory
  and reduced account receivables have contributed to reducing the debt.

       The joint venture plant produced an estimated 80% of our production in the first six months of 1998, however U.S. production still generated a loss. In the second half of the year, the U.S. production decreased, and the Mexico production was increased resulting in profitable operations.

       Net earnings increased from a year-to-date loss of $706,241 in 1997 to a net income of $523,849, in 1998 despite reduced revenues. The increase in net income had earnings per share effect of a $(.09) per share loss in 1997 versus a $.07 per share net earnings in 1998.


                              1997 versus 1996

       Net sales for the year ended December 31, 1997 decreased by $1,611,454 or 14.8% as compared to 1996. 1997 foreign sales decreased from then 1996 level by $256,000. This decrease is due in large part to the overall strength of the U.S dollar. At the end of 1997 our key foreign accounts have shown a renewed interest in our products and we expect a return to 1996 levels in 1998. The domestic sales decreases are basically attributed to the move of our operations from Illinois to Texas and the loss of several large local based accounts in Illinois. As we develop new relationships in the growing Texas market our sales should begin to show a steady increase.

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

       Selling, general, and administrative expenses as a percent of sales increased from 38% in 1996 to 40% in 1997. The primary reason for this percentage increase relates to the overall decrease in sales dollars of $1,611,444. However, in total, these express $431,000 less than 1996. The substantial decrease in selling, general and administrative expense is primarily due to three areas; a reduction in sales staff, lower bad debt expense and lower shipping material expenditures.

       Interest Expense increased by $24,026 in 1997 when compared to 1996. This is primarily due to an increase in our credit line borrowings for carrying slightly higher inventories on average during the last six months of 1997 when compared to 1996.

       For 1997 the Company's net loss was $706,241 as compared to a net income of $31,487 in 1996. This decline in earnings was primarily due to the decrease in gross profit margin of $1,377,296. This significant decrease in margin was partially offset by the lower selling, general and administrative expense of $431,059 and the change in income tax provision of $220,576.

       In 1997, the total cost of relocating the Company from Illinois includes a one-time charge of approximately $400,000. These cost are for the labor and freight involved with removing and transporting inventory and equipment, severance pay, the termination of the union agreement duplicate payroll costs, and the moving expenses of key personnel. Also, the additional fixed costs of maintaining both facilities were in excess of $250,000 in 1997. These fixed costs should be substantially less in 1998, with the sale of the facility in Illinois. This sale was completed on May 1, 1998.


  Y2K Compliance

       The Company began analyzing its year 2000 (Y2K) readiness in March of 1998. At that time, the Company estimated the cost not to exceed $10,000 and expected to begin year 2000 changes in the third quarter of 1998.

       The remaining equipment that isn't Y2K compliant is listed below with an estimated date and cost associated to be 2000 compliant:


  January 1999-Y2K software installation and testing on mainframe    $2,000
  February 1999- purchase, install and test Y2K software on all PC's     50
  March 1999- label machine software to be purchased and implemented    800
  April 1999-Y2K letter to be sent to all vendors                       100
  May 1999- NRF site is to become complaint                             100
                                                                      -----
              Total estimate of additional costs                     $3,050

       The Company's Executone phone system is pending year 2000 compliant in response to a demand letter sent to Claricom, from whom the phone system was purchased. The Company expects the phone system to be year 2000 compliant with little to no expense.

       The Company is continually contacting its third party suppliers as to their status of the year 2000 compliance. The Company is not aware of any Y2K compliance problems with the joint venture. If needed the Company could increase U.S. production in a timely manner.

       All of the testing has been done through a normal course of business
  activity, as  it would  appear  in year  2000.   Some  equipment  testing
  required sending as well as receiving information.

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, and invoices, or engage in similar normal business activities.

       On a recent assessment, the Company determined that it would be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company's telephone system will also require an upgrade to properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software, conversions to new software, and modifications to the telephone system, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

       The Company's total Year 2000 project costs are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effects on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

       The Company will utilize both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project no later than September 30, 1999. The total remaining cost of the Year 2000 project is estimated at $5,000 and is being funded through operating cash flows. To date, the Company has incurred and expensed approximately $10,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

       The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  Item 7.                  Financial Statements and Supplementary Data

       See financial statements set forth in Item 13 of this annual report.

  New Accounting Pronouncements

       SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designed as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements

       SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial statements.

       SFAS No. 135, " RECISSION OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 75 ("SFAS NO. 75") AND TECHNICAL CORRECTIONS," rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No.
  35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a material effect on its financial statements


  Item 8.        Changes  in   and   Disagreements  with   Accountants   on
  Accounting and Financial Disclosure

       In October 1998, the Board of Directors of the Company approved the engagement of Padgett, Stratemann and Company, L.L.P as the independent accountants for Dyna Group International, Inc., "the Company,".

       BDO Seidman, L.L.P was previously the principal accountants for the Company. On May 13, 1998 the Company terminated their relationship with BDO Seidman, L.L.P. The decision to change accountants was approved by the Board of the Directors.

       In connection with the audit of the year ended December 31, 1997, there were no disagreements with BDO Seidman, L.L.P on any matter of accounting principles or practices, financial statements disclosure, or Auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matters of disagreement.

                                  Part III

  Item 9.        Directors and Executive Officers of the Registrant

       The executive officers and directors of the Company are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

  Name                     Age       Position
  ----                     ---       --------
  Roger R. Tuttle          51        Chairman of the Board of Directors,
                                     and Chief Executive Officer and
                                     President of Great American Products

  Jeffrey L. Smith         43        Secretary, Vice President and General
                                     Manager of Great American Products,
                                     and a Director

  Mark Gottsacker          42        Treasurer, Vice President of Sales &
                                     Marketing of Great American Products,
                                     and a Director


       All directors of the Company serve in such capacity until the next annual meeting of the Company's Stockholders following their election and until their successors have been elected and qualify. Subject to their contract rights as to compensation, a majority may remove with or without cause, officers at any time of the Board Directors.

       Roger R. Tuttle has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1986. Mr. Tuttle served as President of Great American from 1974 to September 1989. In December 1991, Mr. Tuttle resumed the President's position at Great American.

  Jeffrey L. Smith has served as Vice President and General Manager of Great American Products since October 1991. Prior to this and since 1985 Mr. Smith served as the General Manager of Great American's Retail division. Mr. Smith was appointed Secretary and a Director in October 1992.

       Mark Gottsacker has served as Treasurer and a Director since July 1998. Mr. Gottsacker has served has Vice President of Sales of Great American Products. Since June 1997, which is when he began his employment with Great American Products. From 1993 to 1997, Mr. Gottsacker was the general manager of Alamo Harley Davidson.

  Item 10.  Executive Compensation

  Cash Compensation

       The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the years ended December 31, 1998, and 1997 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:


                                              Other Annual     Long Term
  Name                Year  Salary   Bonus    Compensation   Compensation
  ----                ----  ------   -----    ------------   ------------
  Roger R. Tuttle     1998 $141,163   ----        ------       --------
  Chairman of the     1997 $138,500   ----        $3,850       --------
  Board of Directors, 1996 $141,000   ----        $3,850       --------
  And Chief Executive
  Officer


       The Company provides certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

       Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

  Compensation Pursuant to Plan

       The Company has a 401k Profit Sharing Plan and Trust for eligible employees. Employees of the Company who have completed six months of service are eligible to participate in the Plan under which the Company contributes amounts determined from time to time at its discretion. Company contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment with the Company. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment with the Company or age 65. Participants' account balances under the Trust as of the year ended December 31, 1998 for all executive officers as a group and for Mr. Tuttle were $254,025 and $227,020 respectively.

  Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table provides information as of December 31, 1998 for each person who owned more than five (5%) percent of the Company's Common Stock beneficially and by each director and each officer and all officers and directors as a group:

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
                 Officers as a Group

       (1)       Starting in 1994  to January 1999,  Mr. Tuttle has  gifted
            103,000 shares  to  each  of his  children.    Mr.  Tuttle  has
            guardianship and retains the voting rights.

  Item 12.  Certain Relationships and Related Transactions

       The Company has a note payable to Roger R. Tuttle, the Chairman of the Board, which is summarized as follows:

       Unsecured promissory note, due 12/31/99
            both principal and accrued interest payable
            to the major stockholder, interest at prime
            plus 1/2% (8.75% at December 31, 1998)              $520,533

       This note payable is subordinate to Norwest Business Credit. Mr. Tuttle is also a guarantor of the line of credit at Norwest Business Credit.

       The Company leases the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $10,100. The lease expires January 1, 2003. The Company also leases their computer system from Mr. Tuttle for a monthly rental fee of $1,500.This lease is on a month-to-month basis.

                                   PART IV

  Item 13.  Exhibits, Financial Statements Schedules,  and Reports on  Form
  8-K

       (a)  1. Financial Statements:                                     Page

            Dyna Group International, Inc. and Subsidiary

            Reports of Independent Certified Public Accountants           16
            Consolidated Balance Sheets - December 31, 1998 and 1997 18 Consolidated Statement of Operations -- for the years ended
                 December 31, 1998 and 1997                               19
            Consolidated Statement of Changes in Stockholders'
                 Equity _ forthe years ended December 31, 1998 and 199    20
            Consolidated Statement of Cash Flows - for the years ended
                 December 31, 1998 and 1997                               21
            Notes to Consolidated Financial Statements                    22

            2.          Exhibits:

            Reference is made to "Exhibit Index" beginning on page 31 herein.

       (b)       Reports on Form 8-K

            An 8-K was filed in October 1998, notifying the change of auditors.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Dyna Group International, Inc.
                                (Registrant)




  By   /s/ Roger R. Tuttle

  -------------------------------------------------------------------------
       Roger R. Tuttle, Chairman of the Board and Chief Executive Officer

  Date: April 30, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  By   /s/ Roger R. Tuttle

  -------------------------------------------------------------------------
       Roger R. Tuttle, Chairman of the Board and Chief Executive Officer




  By   /s/ Jeffrey L. Smith

  -------------------------------------------------------------------------
       Jeffrey L. Smith, Secretary and Director




  By   /s/ Mark Gottsacker

  -------------------------------------------------------------------------
       Mark Gottsacker, Treasurer and Director



  Date:  April 30, 1999

                DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page

        Report of Independent Accountants                               F-2

        Consolidated Balance Sheets as of December 31, 1998 and 1997    F-3

        Consolidated Statements of Operations for the Years Ended
           December 31, 1998 and 1997                                   F-4

        Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1998 and 1997               F-5

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998 and 1997                                   F-6

        Notes to Consolidated Financial Statements                      F-7

                    REPORT OF INDEPENDENT ACCOUNTANTS



        To the Board of Directors and Stockholders
        Dyna Group International, Inc. and Subsidiary


        We have audited the accompanying consolidated balance sheet of Dyna Group International, Inc. and Subsidiary (the "Company") as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyna Group International, Inc. and Subsidiary as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

        /s/ Padgett, Stratemann and Company, L.L.P.

        Certified Public Accountants
        March 19, 1999
        San Antonio, Texas

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




  To the Board of Directors
  of Dyna Group International, Inc.

       We have audited the accompanying consolidated balance sheet of Dyna Group International, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. and subsidiary at December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                     /s/ BDO SEIDMAN, LLP

                                     BDO SEIDMAN, LLP



  Houston, Texas
  April 2, 1998, except for Note 15,
           which is as of May 1, 1998.

                DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1998 AND 1997


                       ASSETS                          1998           1997
                                                    ----------   -----------
  Current assets:
   Cash                                            $    12,481  $    217,858
   Trade accounts receivable,  net of allowance
    for doubtful accounts of $102,000 and
    $92,000, respectively                            1,249,333     2,043,885
   Inventories                                       2,311,124     2,713,439
   Prepaid expenses and other                          133,216        74,419
   Refundable income taxes                              14,671       371,000
   Deferred income taxes                               138,340             -
   Due from joint venture                                    -       296,872
   Land and building held for resale                         -       548,167
                                                    ----------   -----------
         Total current assets                        3,859,165     6,265,640

  Property and equipment, net                          408,093       510,859
  Investment in joint venture                           83,064        94,906
  Cash surrender value                                 103,074        77,578
  Royalties                                             59,502        27,669
                                                    ----------   -----------
         Total assets                              $ 4,512,898  $  6,976,652
                                                    ==========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Revolving line of credit                        $   771,339  $          -
   Current maturities of long-term debt                  4,779       693,688
   Note payable to bank                                      -     2,747,142
   Note payable to related party                       512,304       550,000
   Accounts payable                                    363,297       463,014
   Accrued expenses                                     39,716       293,493
   Income taxes payable                                 12,694             -
   Due to joint venture                                 32,774             -
                                                    ----------   -----------
          Total current liabilities                  1,736,903     4,747,337

  Deferred income taxes                                 18,608             -
  Long-term debt, less current maturities                8,130             -
                                                    ----------   -----------
         Total liabilities                           1,763,641     4,747,337


  Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000
    shares authorized; 8,179,704 shares issued
    and outstanding                                      8,180         8,180
   Additional paid-in capital                          974,313       974,313
   Retained earnings                                 1,912,555     1,388,706
   Treasury stock - 681,779 shares, at cost           (135,761)     (131,084)
   Unearned compensation                               (10,030)      (10,800)
                                                    ----------   -----------
       Total stockholders' equity                    2,749,257     2,229,315
                                                    ----------   -----------
       Total liabilities and stockholders' equity  $ 4,512,898  $  6,976,652
                                                    ==========   ===========


  The accompanying notes are an integral part of the consolidated financial statements.

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                       1998           1997
                                                   ----------     -----------
  Net sales                                       $ 8,315,008   $   9,279,743
  Cost of sales                                     4,645,475       6,208,374
                                                   ----------     -----------
     Gross profit                                   3,669,533       3,071,369

  Selling, general, and administrative expenses     3,139,440       3,700,761
                                                   ----------     -----------
     Operating income (loss)                          530,093        (629,392)
                                                   ----------     -----------
  Other income (expense):
   Interest and other income                           33,575               -
   Interest expense                                  (246,142)       (333,915)
   Gain on sale of assets                             244,579               -
                                                   ----------     -----------
     Total other income (expense)                      32,012        (333,915)
                                                   ----------     -----------
     Income (loss) before provision for
      income taxes                                    562,105        (963,307)
                                                   ----------     -----------
  Provision (benefit) for income taxes                 38,256        (257,066)
                                                   ----------     -----------
     Net income (loss)                            $   523,849   $    (706,241)
                                                   ==========     ===========
  Earnings (loss) per common share - basic and
    assuming dilution                             $      0.07   $       (0.09)
                                                   ==========     ===========

  Weighted average common shares outstanding        7,493,295        7,500,425
                                                   ==========     ===========


  The accompanying notes are an integral part of the consolidated financial statements.



                     DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 1998 AND 1997



                                       Additional
                              Common     Paid-In    Retained    Treasury      Unearned
                               Stock     Capital    Earnings      Stock     Compensation    Total
                              -------  ----------  ----------  ----------   ------------   ----------
Balance at December 31, 1996 $  8,180 $   967,113 $ 2,094,947 $  (140,084) $      (4,438) $ 2,925,718

 Issuance of treasury stock         -       7,200           -       9,000        (16,200)           -
 Amortization                       -           -           -           -          9,838        9,838
 Net loss                           -           -    (706,241)          -              -     (706,241)
                              -------  ----------  ----------  ----------   ------------   ----------
Balance at December 31, 1997    8,180     974,313   1,388,706    (131,084)       (10,800)   2,229,315

 Purchase of treasury stock         -           -           -     (11,622)             -      (11,622)
 Issuance of treasury stock         -           -           -       6,945         (6,945)           -
 Amortization                       -           -           -           -          7,715        7,715
 Net income                         -           -     523,849           -              -      523,849
                              -------  ----------  ----------  ----------   ------------   ----------
Balance at December 31, 1998 $  8,180 $   974,313 $ 1,912,555 $  (135,761) $     (10,030) $ 2,749,257
                              =======  ==========  ==========   =========   ============   ==========


                                             Common Stock
Share Amounts                                  Issued             Treasury
                                             -----------------------------
Balance at December 31, 1996                    8,179,704          696,779

 Shares issued as compensation                          -          (15,000)
                                                ---------          -------

Balance at December 31, 1997                    8,179,704          681,779

 Purchase of treasury stock                             -           27,778
 Shares issued as compensation                          -          (27,778)
                                                ---------          -------

Balance at December 31, 1998                    8,179,704          681,779
                                                =========          =======


  The accompanying notes are an integral part of the consolidated financial statements.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998           1997
                                                   ------------   -----------
  Cash flows from operating activities:
  Net income (loss)                               $     523,849  $   (706,241)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                      272,696       350,211
     Amortization of unearned compensation                7,715         9,838
     Deferred income taxes                             (119,732)       75,973
     Gain on sale of assets                            (244,579)            -
     Noncash interest                                    88,959             -
     Other                                                    -         3,096
     Changes in assets and liabilities:
      Receivables                                       794,552       844,930
      Inventories                                       402,315     1,100,636
      Prepaid expenses and other                        (58,797)       52,032
      Refundable income taxes and income
        taxes payable                                   369,023      (243,567)
      Accounts payable                                  (99,713)     (337,203)
      Accrued expenses                                 (253,777)        8,795
      Due to (from) joint venture                       329,646     (385,261)
                                                   ------------   -----------
         Net cash provided by operating activities    2,012,157       773,239
                                                   ------------   -----------

  Cash flows from investing activities:
  Proceeds from sale of property                        855,680             -
  Capital expenditures                                 (232,864)     (320,201)
  Distributions from unconsolidated affiliate, net       11,842             -
  Increase in other assets                              (57,329)            -
                                                   ------------   -----------
  Net cash provided by (used in) investing activities   577,329      (320,201)
                                                   ------------   -----------
  Cash flows from financing activities:
   Payments on long-term debt                          (693,688)      (52,141)
   Payments on note payable                          (2,940,828)     (522,000)
   Proceeds from revolving line of credit            10,213,612             -
   Repayment of  revolving line of credit            (9,442,273)            -
   Proceeds from notes payable                           79,936             -
   Purchase of treasury stock                           (11,622)            -
                                                   ------------   -----------
         Net cash used in financing activities       (2,794,863)     (574,141)
                                                   ------------   -----------

         Net decrease in cash                          (205,377)     (121,103)

  Cash at beginning of year                             217,858       338,961
                                                   ------------   -----------
  Cash at end of year                             $      12,481  $    217,858
                                                   ============   ===========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
   Interest                                       $     224,284  $    279,066
   Income taxes                                   $           -  $    284,738

  NONCASH INVESTING AND FINANCING ACTIVITIES:

  See Note 15


  The accompanying notes are an integral part of the consolidated financial statements.

                 DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1.  Background and Basis of Presentation

  Dyna Group International, Inc. is a  Nevada corporation and conducts  all
  its  business  through  its   wholly-owned  subsidiary,  Great   American
  Products, Inc. (collectively, the "Company").

  The Company designs, manufactures, and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, and pewter decorated products. A substantial portion of the Company's products are manufactured by its unconsolidated Mexican joint venture.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of intercompany accounts and transactions.

  Restricted Cash

  Balances  in  the  Company's  lockbox   account  are  considered  to   be
  restricted.

  Inventories

  Inventories are valued at the lower of cost (first-in, first-out method) or market.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated on the straight-line and accelerated methods based on the following estimated useful lives: Building improvements - 40 years; machinery,
  equipment, and furnishings  - 5  to 7   years; and  molds and  dies -  3
  years.

  Investment in Joint Venture

  The Company's investment in the joint venture is being accounted for using the equity method of accounting. For the years ended December 31, 1998 and 1997, the joint venture produced exclusively for the Company. Accordingly, the Company's pro rata share of the profits is reflected in the accompanying consolidated financial statements as a reduction to the inventories' value and cost of sales.

   2.  Summary of Significant Accounting Policies

  Earnings (Loss) Per Common Share

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

  Following is a summary of the basis and diluted earnings per share calculations:

                                                        Years Ended
                                                        December 31,
                                                      1998         1997
                                                   ----------------------
  Basic and Diluted

  Net income (loss) as reported                   $   523,849 $  (706,241)
  Weighted average common shares outstanding        7,493,295   7,500,425
  Basic and diluted earnings (loss) per share            0.07       (0.09)


  Concentration of Credit Risk

  Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions.


  Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 197 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  Fair values of financial instruments were estimated by the Company using the following methods and assumptions:

    Carrying amounts approximate fair values of the following instruments because of the short maturity and/or frequent repricing of those instruments:

       Cash
       Accounts receivable, including trade and employee receivables Accounts payable
       Notes payable

    The carrying value of the Company's long-term debt is estimated to approximate fair value based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities with similar collateral requirements.


  Business Segments

  The Company presently operates in one business segment, "Consumer Goods."


  Recent Accounting Pronouncements

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its consolidated financial statements.

  Statement of Opinion, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a material effect on its consolidated financial statements.

  Statement of Financial Accounting Standards No. 135, "Rescission of Financial Accounting Standards Board No. 97 ("SFAS 75") and Technical Corrections," rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a material effect on the consolidated financial statements.


  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting periods. Actual results could differ from those estimates.


  Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Reclassifications

  Certain amounts have been reclassified from prior presentations at December 31, 1997 to conform to classifications at December 31, 1998. There is no effect on previously reported net loss or retained earnings.


   3.  Inventories

  The major components of inventories are as follows:

                                                         December 31,
                                                     1998           1997
                                                 ------------   -----------
  Raw materials                                 $     557,914  $    609,757
  Work in progress                                     64,723       252,156
  Finished goods                                    1,678,062     1,851,526
  Retail store                                         10,425             -
                                                 ------------   -----------
                                                $   2,311,124  $  2,713,439
                                                 ============   ===========

   4.  Property and Equipment


  Property and equipment consist of the following:

                                                         December 31,
                                                     1998          1997
                                                 ------------   -----------
  Building improvements                         $      40,938 $     188,802
  Machinery, equipment, and furnishings               329,040       724,770
  Molds and dies                                    2,448,276     2,260,982
                                                 ------------   -----------
                                                    2,818,254     3,174,554
  Less accumulated depreciation                     2,410,161     2,663,695
                                                 ------------   -----------
                                                $     408,093 $     510,859
                                                 ============   ===========


   5.  Revolving Line of Credit

  During the 1998, the Company secured a revolving line of credit with a banking facility with a maximum borrowing limit of $4,000,000. The line of credit carries a floating interest rate of prime plus 1.5% through December 31, 1998 (7.75% base rate at December 31, 1998). The interest is reduced to prime plus 1% after December 31, 1998 if certain criteria are met. The line of credit is secured by equipment, intangibles, inventory, receivables, investment property, and the lockbox bank account. The Company is required to deposit any and all collections of accounts receivable and all other proceeds of collateral into the lockbox account. The funds in the lockbox account are then applied as a paydown on the line of credit. Any remaining balance, if any, in the lockbox account is transferred to the Company's operating account. The line of credit is guaranteed by the majority stockholder. The agreement contains certain restrictive covenants concerning the maintenance of certain financial statement ratios and limits the amounts of cash dividends that may be paid on the Company's stock to $50,000 per year. At December 31, 1998, the Company was in compliance with all debt covenants or had obtained a waiver. The note requires a minimum monthly interest charge of $5,000 and matures on March 31, 2001. The line of credit is subject to certain prepayment penalties.


   6.  Note Payable to Related Party

  The 8.75% unsecured promissory note to the major stockholder was extended to December 31, 1999 and is subordinate to the revolving line of credit discussed in Note 5.

  Interest expense for the years ended December 31, 1998 and 1997 was $33,345 and $38,912, respectively, of which $8,229 and $53,127 remained unpaid at December 31, 1998 and 1997, respectively

   7.  Long-Term Debt

  Long-term debt consists of:

                      Monthly       Interest    Payable       December 31,
 Collateral         Installment       Rate      Through     1998       1997
 ----------         -----------     --------    -------    --------  ---------
Bank installment
 loans:
   Building            (A)         Prime plus     1998    $       - $  693,688
                                       1/4%
Finance company:
   Equipment           438            8.75%       2001       12,909          -
                                                           --------  ---------

                                                             12,909    693,688
Less current
  maturities                                                  4,779    693,688
                                                           --------  ---------
                                                       $      8,130    $     -
                                                           ========   ========


  (A)    Principal and interest paid in full during 1998.



   8.  Income Tax and Deferred Income Tax


  The provision (benefit) for taxes on income consists of and represents the tax effect of the following:

                                                      Years Ended
                                                      December 31,
                                                    1998         1997
                                                ---------     ---------
  Current:
    Federal                                    $  140,247    $ (287,000)
    State                                          17,741       (46,039)
  Deferred                                       (119,732)       75,973
                                                ---------     ---------
                                               $   38,256    $ (257,066)
                                                =========     =========

  Income tax expense (benefit) from continuing operations differs from the amount which would be provided by applying the statutory federal income tax rates because of the following:

                                                        Years Ended
                                                        December 31,
                                                    1998           1997
                                                  --------      ---------
  Computed at the expected statutory rate        $ 191,116     $ (327,524)
  State income taxes, net of federal income
   tax  benefit                                     17,741         39,000
  Goodwill amortization                                  -          5,069
  Permanent differences                              6,000              -
  Reduction in valuation allowance                (182,000)             -
  Other                                              5,399         26,389
                                                  --------      ---------
                                                 $  38,256     $ (257,066)
                                                  ========      =========

  The temporary differences that result in deferred tax assets are as follows:


                                                       December 31,
                                                    1998          1997
                                                  --------     ---------
  Deferred tax assets:
    Allowance for doubtful accounts              $  37,740    $   35,000
    Accruals                                         6,237        36,000
    Inventories                                     23,763        31,000
    Contributions carryforward                      70,600        80,000
                                                  --------     ---------
      Gross deferred tax assets                    138,340       182,000
    Valuation allowance                                  -      (182,000)
                                                  --------     ---------
      Total deferred tax assets                    138,340             -

  Deferred tax liabilities:
    Depreciation                                   (18,608)            -
                                                  --------     ---------

        Net deferred tax asset                   $ 119,732    $        -
                                                  ========     =========

   9.  Accrued Expenses

  Accrued expenses consist of the following:


                                                             December 31,
                                                         1998         1997
                                                       --------    --------
  Salary, payroll taxes, and other                    $  22,389   $ 115,555
  Interest                                               16,858      83,959
  Sales taxes                                               469      93,979
                                                       --------    --------
                                                      $  39,716   $ 293,493
                                                       ========    ========

  10.  Employee Benefit Plan


  The Company has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. The Company made no contribution during 1998 ($25,000 in 1997).


  11.  Commitments

  Operating Leases

  The Company leases its facility under an operating lease agreement with the major stockholder which expires during 2002. The Company also leases its computer equipment from the major stockholder on a month-to-month basis. The Company leases other equipment from outside sources in the normal course of business with various expiration dates. Total rent expense was $135,416 and $95,861 for the years ended December 31, 1998 and 1997, respectively, of which $123,600 and $90,000, respectively, was to the related party.

  Future minimum rental commitments as of December 31, 1998 were as follows:

                                        Related
                                         Party     Other      Total
                                     ----------  --------   ---------
  Year ending December 31,
        1999                        $   121,200 $  12,996  $  134,196
        2000                            121,200    12,996     134,196
        2001                            121,200     5,828     127,028
        2002                            121,200       354     121,554
                                     ----------  --------   ---------
                                    $   484,800 $  32,174  $  516,974
                                     ==========  ========   =========

  Future Royalty Guarantees

  At December 31, 1998, commitments for royalty guarantees to sports organizations and other commercial entities were as follows:


  Year ending December 31,
        1999                                       $   83,000
        2000                                           59,000
                                                    ---------
                                                   $  142,000
                                                    =========

  12.  Foreign Operations and Export Sales

  The Company markets its product both domestically and internationally from its facility in New Braunfels, Texas. Export sales were as follows:

                                          Years Ended
                                          December 31,
                                       1998          1997
                                    ---------     ---------
  Europe                           $  207,614    $  286,281
  Australia                            44,502        94,697
  Other                                27,046       124,499
                                    ---------     ---------
                                   $  279,162    $  505,477
                                    =========     =========

  In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the manufacturing and painting of its products. The Company's ownership interest in the joint venture is 40% with 60% held by Mexican individuals. The Company receives 70% of the joint venture's earnings based on a cost-sharing agreement. The investment is being accounted for using the equity method of accounting. The Company's portion of the income generated from this joint venture is reflected in the accompanying consolidated financial statements as a reduction of inventory and cost of sales because the joint venture produced exclusively for the Company. Financial information for this joint venture as of and for the year ended December 31, 1998 and 1997 follows:

                                                  (Unaudited)
                                               1998          1997
                                            ---------    ----------
  Current assets                           $  275,928   $   362,692
  Noncurrent assets                            54,376        44,507
  Current liabilities                         107,410        89,140
  Stockholders' equity                        222,895       318,059
  Net sales                                 2,541,742     1,902,706
  Gross margin                                527,990       581,225
  Net income                                  458,028       292,268

  For the years  ended December 31,  1998 and 1997,  the Company  purchased
  products  from   the  joint   venture  of   $2,541,742  and   $1,902,706,
  respectively.


  13.  Major Customers

  The Company sells to over 5,000 customers. One accounted for 20% of sales in 1998, 24% in 1997. This customer accounted for 3% and 30% of the outstanding accounts receivable at December 31, 1998 and 1997, respectively.


  14.  Sale of Land and Building

  On May 1, 1998, the Company sold land and a building in Illinois. The proceeds of the sale were used to payoff related mortgage and sales expenses. The Company received approximately $110,000 in cash from the sale. The transaction resulted in a gain of $288,819 which has been included in the consolidated statement of operations.


  15.  Stockholders' Equity

  In the first quarter of 1997, the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which is being amortized over three years.

  In the third quarter of 1998, the Company issued 27,778 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company has recorded $6,945 in unearned compensation which is being amortized over three years.


  16.  Fourth Quarter Adjustments

  During the fourth quarter of 1997, the Company recorded an inventory adjustment of approximately $400,000 to bring the inventory to lower of cost or market.

                                EXHIBIT INDEX

  2(a) Plan and Articles of Merger between Red Creek Investments, Inc.  and
       Dyna Group International, Inc. dated August 22, 1986 (incorporated by reference to Exhibit 2 (a) to Form 10 Registration Statement File No. 0-17385).

   (b) Agreement and Plan of Reorganization between Red Creek Investments, Inc. and Dyna Tour Corporation dated August 22, 1986 (incorporated by reference to Exhibit 2 (b) to Form 10 Registration Statement File No. 0-17385)

   (c) Agreement and Plan of Reorganization between Dyna Group International, Inc. and Great American Products, Inc. dated December 26, 1986 (incorporated by reference to Exhibit 2 (c) to Form 10 Registration Statement File NO. 0-17385).

   (d) Agreement and Plan of Reorganization between Dyna Group International, Inc. and XL Marketing Corporation dated January 1,
       1997 (incorporated by reference to Exhibit 2 (d) to Form 10 Registration Statement File No. 0-17385).

  3(a) Articles of  Incorporation (incorporated by  reference to Exhibit  3
       (a) to Form 10 Registration Statement File No. 0-17385).

   (b) By-Laws (incorporation by reference to Exhibit 3 (b) to Form 10 Registration Statement File NO. 0-17385).

  4(a) Specimen  Common stock  Certificate  (incorporated by  reference  to
       Exhibit 4 (a) to Form 10 Registration Statement File NO. 0-17385).

 10(a) Asset Purchase  Agreements  between  General Tire,  Inc. and  Hibdon
       Tire Centers, Inc. dated February 26, 1993 (incorporated by reference to Exhibit 10.1 and 10.2 to Form 8-K dated February 26, 1993, Commission File NO. 0-17385).

 10(b) Joint Venture  Agreement and  Manufacturing  Agreement between  Dyna
       Group International, Inc. and Promociones GAP, S.A. De C.V. dated August 6, 1994 (incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-K dated March 22, 1995).

 27    Financial Data Schedule