Form 10QSB
period 1999-03-31
DYNA GROUP INTERNATIONAL INC
filed 1999-05-18
CIK 844787

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-QSB

  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the period ended:    March 31, 1999

                                    Or

  [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange  Act of 1934
        For the transition period from _____________ to ______________

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


  [X ] Yes     [    ] No

   The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 8,179,704.

                                                                  Page 2
                      DYNA GROUP INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEET

  ASSETS
                                              March 31,      December 31,
                                                1999             1998
                                              ----------      ----------
                                             (Unaudited)

  CURRENT ASSETS:
    Cash                                     $   (15,668)    $    12,481
    Accounts receivable, less allowance
         For doubtful accounts of $102,000     1,199,585       1,249,333
    Inventories                                2,635,789       2,311,124
    Prepaid expenses and other                   191,451         236,290
    Refundable income taxes                       14,671          14,671
    Deferred tax assets                          138,340         138,340
    Due from joint venture                       207,532           ----
                                              ----------      ----------
                                               4,371,700       3,962,239
                                              ----------      ----------

  PROPERTY AND EQUIPMENT
    Net                                          364,549         408,093
                                              ----------      ----------
  OTHER ASSETS:
      Investment in joint venture                 83,064          83,064
      Other                                       48,770          59,502
                                              ----------      ----------
                                                 131,834         142,566
                                              ----------      ----------
                                             $ 4,868,083     $ 4,512,898
                                              ==========      ==========


                         See accompanying notes.



                      DYNA GROUP INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEET


  LIABILITIES AND
  STOCKHOLDERS' EQUITY                         March 31,     December 31,
                                                 1999            1998
                                              ----------      ----------
                                              (Unaudited)
  CURRENT LIABILITIES:
    Revolving line of credit                 $   731,151     $   771,339
    Notes payable related party                  507,011         512,304
    Accounts payable                             577,268         363,297
    Accrued expenses                             183,331          39,716
    Current maturities of long-term debt          ----             4,779
    Income taxes payable                          43,931          12,694
    Due to joint venture                          ----            32,774
                                              ----------      ----------
                Total current liabilities    $ 2,042,692     $ 1,736,903
                                              ----------      ----------

   Deferred income taxes                          18,608          18,608
   Long-term debt, less current maturities         8,130           8,130
                                              ----------      ----------
  Total liabilities                            2,069,430       1,763,641

  STOCKHOLDERS' EQUITY:
    Common stock $ .001 par value - authorized,
       100,000,000 shares; issued 8,179,704        8,180           8,180
  Capital in excess of par value                 974,313         974,313
  Retained earnings                            1,961,951       1,912,555
  Treasury stock - 681,779 and 696,779
      shares, at cost                           (135,761)       (135,761)
  Unearned compensation                          (10,030)        (10,030)
                                              ----------      ----------
                                               2,798,653       2,749,257
                                              ----------      ----------
                                             $ 4,868,083     $ 4,512,898
                                              ==========      ==========

                         See accompanying notes.

                                                                  Page 4

                      DYNA GROUP INTERNATIONAL, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                             Three Months Ended March 31,
                                                  1999           1998
                                              ----------      ----------
  NET SALES                                  $ 1,696,573     $ 1,489,120

  COST OF GOODS SOLD                             848,492         803,356
                                              ----------      ----------
            Gross profit                         848,081         685,764

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                      746,161         578,840
                                              ----------      ----------
            Operating Income/(Loss)              101,920         106,924

  INTEREST EXPENSE                                27,107          72,267
                                              ----------      ----------
  Income/(Loss) before income taxes               74,813          34,657

  PROVISION FOR INCOME TAXES                      25,462          13,170
                                              ----------      ----------
  NET INCOME/(LOSS)                          $    49,351     $    21,487
                                              ==========      ==========

  INCOME/(LOSS) PER COMMON SHARE             $       .01     $       .00

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                  7,497,925       7,497,925


                         See accompanying notes.

                                                                  Page 5
                       DYNA GROUP INTERNATIONAL, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                             Three months Ended March 31,
                                                 1999            1998
                                              ----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                          $    49,351     $    21,487
    Adjustments to reconcile loss to net
     cash used by operating activities -
      Depreciation and amortization               64,296         (29,689)
      Provision for losses on accounts
       receivable                                 10,045          24,134
      Amortization of unearned compensation       ----             1,350

   Change in assets and liabilities:
        Decrease in accounts receivable           49,748       1,031,359
        Increase in inventories                 (324,665)        175,247
        Decrease in prepaid expenses and other    44,839          39,425
        Increase in accounts payable             213,971         (97,285)
        Increase in accrued expenses             164,852          10,526
        Increase in due to joint venture        (240,306)        (59,833)
        Decrease (increase) in other assets       10,732         (32,592)
                                              ----------      ----------
          Cash provided (used) by operating
           activities                             42,863       1,084,129

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditure                          (20,752)         (4,000)
    Sale of land & building                       ----            ----
                                              ----------      ----------
   Cash used by investing activities             (20,752)         (4,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                    (4,779)        (12,497)
    Increase (decrease) in notes payable         (45,481)     (1,075,000)
   Issue treasury stock                           ----            ----
                                              ----------      ----------
          Cash provided (used) by financing
           activities                            (50,260)     (1,087,497)

  DECREASE IN CASH                               (28,149)         (7,368)
                                              ----------      ----------
  CASH, beginning of period                       12,481         217,858
                                              ----------      ----------
  CASH, end of period                        $   (15,668     $   210,490
                                              ----------      ----------
  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
      Cash paid during the period for -
        Interest                             $    27,107         112,385
        Income Taxes                              ----            ----

                          See accompanying notes

                      DYNA GROUP INTERNATIONAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


  NOTE 1 - FINANCIAL INFORMATION

  The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

  The financial information included herein at March 31, 1999 and for the three months ended March 31, 1999 and March 31, 1998 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements for 1998.

  NOTE 2 - INVENTORIES

            Inventories consist of the following:

                                       March 31, 1999  December 31, 1998
     Raw materials and work in process  $   150,730       $   557,914
     Work in process                         ----              64,723
     Finished goods                       2,485,059         1,688,487
                                         ----------        ----------
                                        $ 2,635,789       $ 2,311,124
                                         ==========        ==========

  NOTE 3 - STOCKHOLDERS' EQUITY

  During the first quarter of 1997 the Company issued 45,000 shares of treasury stock to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation, which is being amortized over three years. During the 2ND Quarter of 1998 the Company purchased 27,778 shares at market price and issued those shares to nine employees as a bonus.

  NOTE 4 - ADJUSTMENTS

  During the fourth quarter of 1997 the Company recorded an inventory adjustment of $400,000 and a loss of $706,241. The financial statements for the quarter ended March 31,1997 have been restated to reflect the impact of this adjustment on the first quarter's operating results. For a further explanation of this adjustment, refer to Note 15 of the Company's 10-KSB for the year ended December 31, 1997.


  NOTE 5 - SUBSEQUENT EVENT

  On May 1, 1998 the Company sold the land and building located in Illinois. This sale resulted in a pre-tax gain of $288,000 for 1998. As a result of this sale, the Company's long-term debt was reclassified as short-term debt for December 31, 1997, and March 31, 1998 respectively. This land and building in Illinois was also reclassified as a current asset for these reporting periods. All principal and interest was paid in full at closing.


  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations

  Liquidity and Capital Resources

  The Company's working capital ratio at March 31, 1999 decreased to 2.1 from to 2.3 at December 31, 1998. Cash in bank decreased by $28,149 during the period.

  For the first quarter ended March 31, 1999, operating activities provided cash flow of $42,863. Changes in assets and liabilities provided $355,185. The net increase related to assets and liabilities was primarily due to significant increase of account payables and inventory.

  During the first quarter of 1999, financing activities used $50,260 due to repayments on notes payable and long-term debt. Effective April 3, 1998, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $4,000,000.

  As of March 31, 1999, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


  Results of Operations

  Net sales for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 increased $207,453 or 14%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

  The gross margin percent increased to 50% as compared to 38.6% in 1998. This was due to a greater portion of production being produced in Mexico at a lower cost.

  The total selling, general and administrative expenses increased 28.9%, from $578,840 in 1998 to $746,161 in 1999. The increase in costs is due to the sales mix selling a greater percentage of licensed products in which royalties are paid.

  Interest expense decreased by $45,160 as a result of lower average borrowing levels in 1999 when compared to last year, despite slightly higher interest rate.

  For the first quarter of 1999 the Company's pre-tax income was $74,813 as compared to the income for 1998 of $34,657. This change in earnings is primarily due to the lower cost involved with having the majority of production done in Mexico and the elimination of all expenses relating to the Illinois operation.

  Until May 1,1998 there were fixed costs involved in maintaining the Broadview facility.

                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNA GROUP INTERNATIONAL, INC.

                                   (Registrant)

  Date:  May 17, 1999             /s/ Roger R. Tuttle
                                    -------------------
                       (Signature)  Roger R. Tuttle, Chairman of the Board and
                                    Chief Executive Officer