Form 10QSB
period 1999-06-30
DYNA GROUP INTERNATIONAL INC
filed 1999-08-16
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the period ended:    June 30, 1999

                                     Or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________

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

                 (1661 S. Seguin, New Braunfels. TX 78130)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  [X ] Yes     [    ] No

   The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 8,179,704.



                       DYNA GROUP INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET

  ASSETS
                                                 June 30,    December 31,
                                                   1999         1998
                                                (Unaudited)
                                                ----------    ----------
  CURRENT ASSETS:
    Cash                                       $  (126,707)  $    12,481
    Accounts receivable, less allowance
         For doubtful accounts of $102,000       1,589,722     1,249,333
    Inventories                                  2,632,380     2,311,124
    Prepaid expenses and other                      69,743       236,290
    Refundable income taxes                          -----        14,671
    Deferred tax assets                            138,340       138,340
    Due from joint venture                           1,518         -----
                                                ----------    ----------
                                                 4,304,996     3,962,239
                                                ----------    ----------

  PROPERTY AND EQUIPMENT Net                       342,659       408,093
                                                ----------    ----------
  OTHER ASSETS:
      Investment in joint venture                   83,064        83,064
      Other                                        157,914        59,502
                                                ----------    ----------
                                                   240,978       142,566
                                                ----------    ----------
                                               $ 4,888,633   $ 4,512,898
                                                ==========    ==========

                           See accompanying notes.



                       DYNA GROUP INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET


  LIABILITIES AND
  STOCKHOLDERS' EQUITY                           June 30, December 31,
                                                    1999      1998
                                                (Unaudited)
                                                ----------    ----------
  CURRENT LIABILITIES:
    Revolving line of credit                   $   997,856   $   771,339
    Notes payable related party                    501,647       512,304
    Accounts payable                               281,903       363,297
    Accrued expenses                               204,810        39,716
    Current maturities of long-term debt             -----         4,779
    Income taxes payable                            34,009        12,694
    Due to joint venture                             -----        32,774
                                                ----------    ----------
                Total current liabilities      $ 2,020,225   $ 1,736,903
                                                ----------    ----------

   Deferred income taxes                            18,608        18,608
   Long-term debt, less current maturities           8,130         8,130
                                                ----------    ----------
  Total liabilities                              2,046,963     1,763,641
                                                ----------    ----------

  STOCKHOLDERS' EQUITY:
    Common stock $ .001 par value - authorized,
       100,000,000 shares; issued 8,179,704          8,180         8,180
  Capital in excess of par value                   974,313       974,313
  Retained earnings                              2,004,968     1,912,555
  Treasury stock - 681,779 and 696,779
      shares, at cost                             (135,761)     (135,761)
  Unearned compensation                            (10,030)      (10,030)
                                                ----------    ----------
                                                 2,841,670     2,749,257
                                                ----------    ----------
                                               $ 4,888,633   $ 4,512,898
                                                ==========    ==========

                           See accompanying notes.

                                                                     Page 4


                       DYNA GROUP INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                          Three Months Ended June 30,
                                               1999         1998
                                            ----------   ----------
  NET SALES                                $ 2,358,508  $ 2,183,443

  COST OF GOODS SOLD                         1,376,507    1,232,471
                                            ----------   ----------
            Gross profit                       982,001      950,972

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                    882,602      940,798
                                            ----------   ----------
            Operating Income/(Loss)             99,399       10,174

  INTEREST EXPENSE                              34,233       73,902
  GAIN ON SALE OF PROPERTY                       -----      284,652
                                            ----------   ----------
  Income/(Loss) before income taxes             65,166      220,924

  PROVISION(CREDIT) FOR INCOME TAXES            22,160           86
                                            ----------   ----------
  NET INCOME/(LOSS)                        $    43,006  $   221,010
                                            ==========   ==========

  INCOME/(LOSS) PER COMMON SHARE           $       .01  $       .02

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                7,497,925    7,497,925


                           See accompanying notes.



                       DYNA GROUP INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Six Months Ended June 30,
                                                1999           1998
                                            ----------   ----------
  NET SALES                                $ 4,055,081  $ 3,672,563

  COST OF GOODS SOLD                         2,224,998    2,035,827
                                            ----------   ----------
            Gross profit                     1,830,083    1,636,736

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  1,628,687    1,519,167
                                            ----------   ----------
            Operating Income/(Loss)            201,396      117,569

  INTEREST EXPENSE                              61,339      159,167
  GAIN ON SALE OF PROPERTY                       -----      284,652
                                            ----------   ----------
  Income/(Loss) before income taxes            140,057      243,054

  PROVISION(CREDIT) FOR INCOME TAXES            47,621         ( 86)
                                            ----------   ----------
  NET INCOME/(LOSS)                        $    92,436  $   243,140
                                            ==========   ==========

  INCOME/(LOSS) PER COMMON SHARE           $       .01  $       .02

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                7,497,925    7,497,925



                           See accompanying notes

                                                                     Page 6
                       DYNA GROUP INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                              Six months Ended June 30,
                                                 1999          1998
                                               ----------   ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                           $    92,436  $   (41,983)
    Adjustments to reconcile loss to net
     cash used by operating activities -
      Depreciation and amortization               136,205      115,407
      Provision for losses on accounts
       receivable                                   7,714       22,655
      Amortization of unearned compensation         -----        -----

   Change in assets and liabilities:
        Increase in accounts receivable          (348,103)     541,620
        Increase in inventories                  (321,236)     308,961
        Decrease in prepaid expenses and other     20,874       15,185
        Increase in accounts payable                6,221       75,404
        Increase in accrued expenses               99,439       75,506
        Increase in due to joint venture          (34,312)     (35,202)
        Decrease (increase) in other assets        61,932      314,332
                                               ----------   ----------
        Cash provided (used) by
         operating activities                    (278,830)   1,391,885

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditure                           (65,270)     (80,000)
    Sale of land & building                         -----      117,000
                                               ----------   ----------
       Cash used by investing activities          (65,270)      37,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                     (5,474)    (684,113)
    Increase (decrease) in notes payable          210,386     (962,260)
    Issue treasury stock                            -----       16,200
                                               ----------   ----------
       Cash provided (used) by financing
        activities                                204,912   (1,630,173)

  DECREASE IN CASH                               (139,188)    (201,288)
                                               ----------   ----------
  CASH, beginning of period                        12,481      217,858
                                               ----------   ----------
  CASH, end of period                          $ (126,707)      16,570

  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
      Cash paid during the period for-
        Interest                               $   27,107       96,122
        Income Taxes                               15,500        -----

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

      The financial information included herein at June 30, 1999 and for the six months ended June 30, 1999 and June 30, 1998 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements for 1998.


  NOTE 2 - INVENTORIES

            Inventories consist of the following:

                                      June 30, 1999      December 31, 1998

            Raw materials and work
             in process                  $144,792     $   557,914
            Work in process                                64,723
            Finished goods              2,415,142       1,688,487
                                      $ 2,559,934     $ 2,311,124


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

                                                                     Page 8
  NOTE 4 - ADJUSTMENTS

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

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

      The Company's working capital ratio at June 30, 1999 decreased to 2.2 from to 2.3 at December 31, 1998. Cash in bank decreased by $139,188 during the period.

      For the second quarter ended June 30, 1999, operating activities used cash flow of $278,830. Changes in assets and liabilities used $515,185. The net increase related to assets and liabilities was primarily due to significant increase of account receivables and inventory.

      During the second quarter of 1999, financing activities provided $204,912 due to increase of accounts payable. Effective April 3,1998, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $4,000,000.

      As of June 30, 1999, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditure in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

  Results of Operations

      Net sales for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 increased $175,065 or 8%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

      The gross margin percent increased to 45.1% as compared to 38.6% in 1998. This was due to a greater portion of production being produced in Mexico at a lower cost.

      The total selling, general and administrative expenses increased 7.2%, from $1,519,167 in 1998 to $1,628,687 in 1999. The increase in costs is due to the sales mix, selling a greater percentage of licensed products in which royalties are paid.

      Interest expense decreased by $97,828 as a result of lower average borrowing levels in 1999 when compared to last year, despite slightly higher interest rate.

      For the second quarter of 1999 the Company's pre-tax income was $92,436 as compared to the income for 1998 of $243,140. The earnings for 1998 include a $284,652 gain on the sale of the Broadview facility. Therefore, operating earnings increased due to the lower cost of production in Mexico, the elimination of expenses relating to the Illinois operation, and lower interest expense.

  Until May 1,1998 there were fixed costs involved in maintaining the Broadview facility.

  Y2K Compliance

      The Company began analyzing its year 2000 (Y2K) readiness in March of 1998. At that time, the Company estimated the cost not to exceed $10,000 and expected to begin year 2000 changes in the third quarter of 1998.

      The Company's Executone phone system is pending year 2000 compliance in response to a demand letter sent to Claricom, from whom the phone system was purchased. The Company expects the phone system to be year 2000 compliant with little to no expense.

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



                                   DYNA GROUP INTERNATIONAL, INC.
                                   (Registrant)

  Date: August 11, 1999            /s/ Roger R. Tuttle______________________
                                           (Signature)
                                   Roger R. Tuttle, Chairman of the Board
                                   and Chief Executive Officer