Form 10QSB
period 1999-09-30
DYNA GROUP INTERNATIONAL INC
filed 1999-11-15
CIK 844787

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-QSB

  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the period ended:    September 30, 1999

                                  Or

  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from ____________ to _________

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

  [ X ] Yes     [  ] No

   The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 8,179,704.

                    DYNA GROUP INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEET


  ASSETS
                                            September 30,  December 31,
                                                 1999         1998
                                             (Unaudited)
                                              ---------      ---------
  CURRENT ASSETS:
    Cash                                     $ (145,388)    $   12,481
    Accounts receivable, less allowance
      For doubtful accounts of $132,856       2,285,107      1,249,333
    Inventories                               2,391,990      2,311,124
    Prepaid expenses and other                   54,779        236,290
    Refundable income taxes                       ---           14,671
    Deferred tax assets                         138,340        138,340
    Due from joint venture                      (23,847)         ---
                                              ---------      ---------
                                              4,700,981      3,962,239
                                              ---------      ---------

  PROPERTY AND EQUIPMENT
    Net                                         305,505        408,093
                                              ---------      ---------
  OTHER ASSETS:
    Investment in joint venture                  83,064         83,064
    Other                                       172,870         59,502
                                              ---------      ---------
                                                255,934        142,566
                                              ---------      ---------
                                             $5,262,420     $4,512,898
                                              =========      =========

                        See accompanying notes.

                    DYNA GROUP INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEET


  LIABILITIES AND
  STOCKHOLDERS' EQUITY
                                            September 30,  December 31,
                                                 1999         1998
                                             (Unaudited)
                                              ---------      ---------
  CURRENT LIABILITIES:
    Revolving line of credit                 $1,169,211     $  771,339
    Notes payable related party                 491,158        512,304
    Accounts payable                            313,792        363,297
    Accrued expenses                            254,987         39,716
    Current maturities of long-term debt          ---            4,779
    Income taxes payable                            782         12,694
    Due to joint venture                          ---           32,774
                                              ---------      ---------
                Total current liabilities    $2,229,930     $1,736,903
                                              ---------      ---------
    Deferred income taxes                        18,608         18,608
    Long-term debt, less current maturities       8,130          8,130
                                              ---------      ---------
  Total liabilities                           2,256,668      1,763,641
                                              ---------      ---------
  STOCKHOLDERS' EQUITY:
    Common stock $ .001 par value -
      authorized, 100,000,000 shares;
      issued 8,179,704                            8,180          8,180
  Capital in excess of par value                974,313        974,313
  Retained earnings                           2,169,050      1,912,555
  Treasury stock _ 681,779 and 696,779
      shares, at cost                          (135,761)      (135,761)
  Unearned compensation                         (10,030)       (10,030)
                                              ---------      ---------
                                              3,005,752      2,749,257
                                              ---------      ---------
                                             $5,262,420     $4,512,898
                                              =========      =========
                        See accompanying notes.

                    DYNA GROUP INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                        Three Months Ended September 30,
                                               1999         1998
                                            ----------   ----------
  NET SALES                                $ 2,848,549  $ 2,669,713

  COST OF GOODS SOLD                         1,716,818    1,466,679
                                            ----------   ----------
            Gross profit                     1,131,731    1,203,034

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                    944,904      847,287
                                            ----------   ----------
            Operating Income/(Loss)            186,827      355,747

  INTEREST EXPENSE                              39,832       87,403

  GAIN ON SALE OF PROPERTY                       ---          ---
                                            ----------   ----------
  Income/(Loss) before income taxes            146,995      268,344

  PROVISION(CREDIT) FOR INCOME TAXES            49,982      148,192
                                            ----------   ----------
  NET INCOME/(LOSS)                        $    97,013  $   120,152
                                            ==========   ==========

  INCOME/(LOSS) PER COMMON SHARE           $       .01  $       .02

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                7,497,925    7,497,925

                        See accompanying notes.

                    DYNA GROUP INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                         Nine Months Ended September 30,
                                               1999         1998
                                            ----------   ----------
  NET SALES                                $ 6,903,630  $ 6,342,275

  COST OF GOODS SOLD                         3,945,915    3,502,505
                                            ----------   ----------
            Gross profit                     2,957,715    2,839,770

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  2,567,709    2,380,044
                                            ----------   ----------
            Operating Income/(Loss)            390,006      459,726

  INTEREST EXPENSE                             101,176      205,697

  GAIN ON SALE OF PROPERTY                       ---        284,652
                                            ----------   ----------
  Income/(Loss) before income taxes            288,830      538,681

  PROVISION(CREDIT) FOR INCOME TAXES            97,603      176,030
                                            ----------   ----------
  NET INCOME/(LOSS)                        $   191,227  $   362,651


  INCOME/(LOSS) PER COMMON SHARE           $       .03  $       .05

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                7,497,925    7,497,925


                        See accompanying notes

                    DYNA GROUP INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended September 30,
                                                     1999         1998
                                                  ----------   ----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                              $   191,227  $   362,651
    Adjustments to reconcile income to net
     cash used by operating activities -
      Depreciation and amortization                  238,681      198,212
      Provision for losses on accounts receivable     30,856       27,241
    Amortization of unearned compensation              ---          ---

   Change in assets and liabilities:
        Increase in accounts receivable           (1,066,630)    (219,643)
        Increase in inventories                      (80,846)     565,364
        Decrease in prepaid expenses and other        35,838       50,580
        Increase in accounts payable                  36,551       90,931
        Increase in accrued expenses                 119,066       53,547
        Decrease in due to joint venture               8,947     (133,911)
        Decrease (increase) in other assets           46,976      439,745
                                                  ----------   ----------
     Cash provided (used) by operating activities   (630,561)   1,072,066

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditure                              (88,690)     (80,000)
    Sale of land & building                            ---        117,000
                                                  ----------   ----------
     Cash used by investing activities               (88,690)      37,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                        (6,571)    (684,113)
    Increase (decrease) in notes payable             376,726   (1,060,561)
    Issue treasury stock                               ---          3,800
                                                  ----------   ----------
     Cash provided (used) by financing activities    370,155   (1,740,874)

  DECREASE IN CASH                                  (157,869)    (232,157)
                                                  ----------   ----------
  CASH, beginning of period                           12,481      217,858
                                                  ----------   ----------
  CASH, end of period                            $  (145,388) $   (14,299)
                                                  ==========   ==========
  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
      Cash paid during the period for _
        Interest                                 $    70,537  $    154,575
        Income Taxes                                  25,500        88,710

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

      The financial information included herein at September 30, 1999 and for the nine months ended September 30, 1999 and September 30, 1998 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements for 1998.


  NOTE 2 - INVENTORIES

            Inventories consist of the following:


                                  September 30, 1999  December 31, 1998
                                       ----------         ----------
            Raw materials             $   134,820        $   557,914
            Work in process                 ---               64,723
            Finished goods              2,257,170          1,688,487
                                       ----------         ----------
                                      $ 2,391,990        $ 2,311,124
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


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

      The Company's working capital ratio at  September 30, 1999 decreased
  to1.9 from  to 2.3  at December  31, 1998.   Cash  in bank  decreased by
  $157,869 during the period.

      For the third quarter ended September 30, 1999, operating activities used cash flow of $630,561. Changes in assets and liabilities used $900,098. The net increase related to assets and liabilities was primarily due to significant increase of account receivables and inventory.

      During the third quarter of 1999, financing activities provided $370,155 due to increase of accounts payable. Effective April 3,1998, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $4,000,000.

      As of  September 30,  1999, there  are no  material commitments  for future capital expenditures, and management does not anticipate any major expenditure in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

  Results of Operations

      Net sales for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 increased $178,836 or 6.7%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

      The gross margin percent decreased to 42.8% as compared to 44.8% in 1998. This was due to a price increase of raw materials during the third quarter of 1999.

      The total selling, general and administrative expenses increased 7.9%, from $2,380,044 in 1998 to $2,567,709 in 1999. The increase in costs is due to the sales mix, selling a greater percentage of licensed products in which royalties are paid.

      Interest expense decreased by $104,521 as a result of lower average borrowing levels in 1999 when compared to last year, despite slightly higher interest rate.

      For the third quarter of 1999 the Company's pre-tax income was $288,830 as compared to the income for 1998 of $538,681. The earnings for 1998 include a $284,652 gain on the sale of the Broadview facility. Therefore, operating earnings increased due to the lower cost of production in Mexico, the elimination of expenses relating to the Illinois operation, and lower interest expense.

  Until May 1,1998 there were fixed costs involved in maintaining the Broadview facility.

  Change In Structure of Subsidiary

      Effective September 23, 1999, Great American Products, Inc. (the "Subsidiary"), a wholly-owned subsidiary of Dyna Group International, Inc. (the "Company") converted from an Illinois corporation into a limited partnership organized under the laws of the State of Texas. The name of the Texas limited partnership after the conversion will be Great American Products, Ltd. (the "Partnership.").

     On the same date, the Company organized Dyna Group of Texas, LLC (the "LLC"), a limited liability company organized under the Texas Limited Liability Company Act. The sole initial member of the LLC will be the Company.

     The Partnership issued 1,000 partnership units,  which consist of ten
  (10) general partnership units issued to the LLC, and 990 limited partnership units issued to the Company. For federal income taxes, the Company intends for this transaction to be equivalent to that of a tax-freeType F reorganization that has merely caused a change in name, place of organization or form of operation. In this regard, the Company will file the appropriate requests and elections to elect treatment as a Type F reorganization. For state income and franchise taxes, the Company intends to file all required final corporate tax returns in the states of Illinois and Texas.

     This transaction is deemed to be merely a change in form of operation for the Subsidiary and does not have any effect on the form of operation or ownership of the Company or its shareholders. Management believes these changes will generate state tax savings in the current year and future years.

  Y2K Compliance

      The Company began analyzing its year 2000 (Y2K) readiness in March of 1998. At that time, the Company estimated the cost not to exceed $10,000 and expected to begin year 2000 changes in the third quarter of 1998.

   The Company reached an out of court settlement with Executone to up grade the telephone system for Y2K compliance at no charge and include a 5 year warranty at $2,000 per year, which is approximately half the quoted price.

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

      The Company will utilize both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications. The Company completed the Year 2000 project, during the third quarter. The cost of the Year 2000 project was $15,000 and was funded through operating cash flows.

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



                                  DYNA GROUP INTERNATIONAL, INC.

                                  (Registrant)

  Date: November 15, 1999      /s/ Roger R. Tuttle
                                   (Signature)  Roger R.Tuttle,
                                   Chairman of the Board and
                                   Chief Executive Officer