Form 10KSB40
period 1999-12-31
DYNA GROUP INTERNATIONAL INC
filed 2000-03-30
CIK 844787

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-KSB

  [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

         For the fiscal year ended:    December 31, 1999

  [ ] Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.    (No fee required.)

                    Commission file number:  0-17385

                      Dyna Group International, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Nevada                                         87-0404753
  -------------------------------                       ----------------
  (State or other jurisdiction of                       (I.R.S. Employer
  Incorporation or organization)                       Identification No.)

              1661 S. Seguin Street New Braunfels, Texas   78130
            -----------------------------------------------------
            (Address or principal executive offices)   (zip code)

  Registrant's telephone number, including area code:    (830)  620-4400

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

  The net sales for the year ended December 31, 1999 were $9,293,363.

  The aggregate market value of the voting stock held by non-affiliated of the registrant as of March 24, 2000 was $2,340,463.

  The number of shares outstanding of the registrant's common stock as of March 24, 2000 was 8,179,704.

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

       Financial projections for 2000 indicate that the Company will increase revenues, increase gross profit margins and increase operating profits. The Company does not expect any significant changes to occur in its location, operations or marketing directions. The Company will investigate acquisitions opportunities as they appear.

  Forward Looking Statements

       This annual report for the year ended December 31, 1999, as well as other public documents of the Company, contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations and capital, are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's following with the Securities and Exchange Commission, including this report, the following factors, among others could cause the Company's actual results to differ materially.

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

       The Company's Great American subsidiary has obtained license agreements with Nascar and 17 drivers, the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, World Championship Wrestling, Jack Daniels and over 70 Colleges and Universities. The Company is continuing its efforts to expand its license agreements in other areas, as it is management's belief that licensed products will enhance the Company's image and present new opportunities for market expansion. In 1999 the company signed new 2 year agreements with Harley-Davidson, Chevrolet and Ford. As license agreements must be periodically renewed it is management's belief that future extensions will continue to allow the Company to market licensed products, and management does not anticipate any cancellations or non-renewals. The majority of the license agreements have annual renewals. The remaining license agreements can range from two years to automatic rollover renewals.

       The business of the Company is affected by seasonal factors. The Company does experience an increase in inventory levels during the third  quarter  of  the  year  followed  by  an  increase  in  accounts receivable during the fourth quarter. Inventory levels at December 31,1999 were slightly higher by $86,913 when compared to December 31, 1998. The raw materials used in the manufacture of the Company's centrifugally cast products are readily available from numerous sources. Extension of credit terms to its customers range from normal 30 days terms to 90 days from the date of invoice.

  Marketing and Distribution

       Products are sold through the Company's own sales force, including sales made via telemarketing and direct sales, through independent commissioned sales representatives, and through distributors. As of December 31, 1999, the Company's sales force and related support staff numbered 11 persons. The Company also utilizes approximately 80 independent, commissioned sales representatives. The products are also produced for sales to the premium/advertising specialty industry, and are also sold through independent commissioned sales representatives and invoiced directly to ad specialty distributors or end users for purposes of sales promotions and incentives.

  Foreign operations and Export Sales

       In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the production of its cast products. The Company has experienced reduced production costs. Sales to markets outside the USA have declined as the market for belt buckles has declined both internationally and domestically.

  Major Customers

       The  Company  has  over  4,000  customers.    One  major  customer
  accounted for 18% of sales in 1999. The top 10 customers represent 49.7% of the company's revenues.

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

  Employees

       The Company employs 84 full time people, of whom 21 are engaged in sales and administration, 5 in creative design and 58 in manufacturing, assembly, shipping, and warehousing.

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

       The terms of this lease are summarized below.

                            Approximate Area      Lease        Monthly
     Type of Facility        in Square Feet     Expiration     Rental
     ----------------        --------------     ----------     ------
  Manufact/Warehouse-Texas        40,000        12/31/10      $14,557

       In May of 1998 the Broadview, IL facility was sold.



  Item 3.        Legal Proceedings

       The Company has filed a lawsuit with the courts of Comal County in July 1998 against National Starch and its subsidiary Perma Bond for losses realized as a result of the failure for its adhesive during June through October of 1997. A court date of May 1, 2000 has been scheduled for the trial by jury


  Item 4.        Submission of Matters to a Vote of Security Holders

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

                                             High Bid       Low Bid
                                             ---------     ---------
  1999           4th Quarter                $ 7    /16    $12    /32
                 3rd Quarter                 151/2 /32     12    /32
                 2nd Quarter                 121/2 /32     11    /32
                 1st Quarter                  7    /16      7    /32


  1998           4th Quarter                $121/2 /32    $ 61/2 /32
                 3rd Quarter                 15    /32      7    /32
                 2nd Quarter                 15    /32      7    /32
                 1st Quarter                 13    /32      9    /32


  Holders
  -------                                   Approximate number of holders
  Title of Class                            of record as of March 2000
  --------------                            --------------------------
     Common Stock, par value                            328
       $.001 per share


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


  Liquidity and Capital Resources

       The Company has a current ratio in 1999 of 2.2 to 1, which was  no
  change to 1998 ratio  of 2.2 to 1.   Net cash decreased  by  $1,985  in
  1999.

       Operating activities provided $145,530 of cash in 1999, which includes a $270,905 increase in net working capital. Net working capital increased principally due to the $370,643 increase trade accounts receivable. The account receivable increase was due primarily to holiday orders being shipped later in the season. The inventory increase is attributed to scheduled early January shipments for Super Bowl items.

       Investing activities used $238,811 primarily for capital expenditures. Financing activities provided $91,296 that relates to proceeds needed to cover cash overdraft resulting from day-to-day activities.

       On April 3, 1998 the Company entered into a banking relationship with Norwest Business Credit, which provides a $4,000,000 line of credit, based upon receivables and inventory. The borrowing base is calculated by taking 80% of eligible account receivables plus 55% of eligible inventory. This credit line is subject to several affirmative and negative covenants. The affirmative covenants include report requirements, books and records inspection, account verification, compliance with laws, payment of taxes and other claims, maintenance of properties, insurance, preservation of existence, delivery of instruments, collateral account, performance by the borrower, minimum debt service coverage ratio, minimum net losses, and proceeds from sale of real property. The negative covenants include liens and indebtedness, guaranties, investments and subsidiaries, dividends, and capital expenditures. As of December 31, 1999 the outstanding loan balance was $769,219.


  Results of Operations

                             1999 versus 1998

       Net sales for the year ending December 31, 1999, increased $978,355 or 11.8% as compared to 1998. The growth in revenues is due to the introduction of new products and excellent sell-through which is generating faster reorders. Foreign sales for 1999 decreased from 1998 by $148,497 or 53%. Buckles have represented the majority of foreign sales. The market for buckles both domestic and foreign is declining.

       Gross profit increased $384,571 or 10.5% in 1999 over 1998. Gross profit margins remain virtually the same, 43.6% vs. 44.1%. Sales to one major customer were below our forecasted margin. The liquidation and closeout of dated merchandise also impacted our forecast of 46% gross profit margin.

       Selling, general and administrative expenses increased $454,925 or 14.5% over 1998. Royalties paid on licensed merchandise sales is a selling expense. Royalties increased from $585,172 to $684,536. The sales staff wages and associated expenses also increased from 1998 by $176,379, due to an increase in staffing levels. The Company also incurred $115,000 in legal expense in 1999 as opposed to $26,906 in 1998. This expense was associated with the Perma Bond lawsuit. Interest expense decreased in 1999 by $110,438 from $246,142 in 1998 to $135,704 in 1999. Interest expense, despite higher interest rates, was lower because of the overall reduction of debt and lower levels of borrowing.

       Operating income for the year was $459,739 as compared to $530,093 in 1998; a decline of $70,354. This is attributed to slightly lower gross profit margin and higher SG&A expenses previously mentioned.

       Net income was $231,192 in 1999 as compared to $523,849 in 1998. In 1998, the gain on sales of Broadview facility contributed $244,579 to the net profit. The reduction in the deferred income tax valuation allowance reduce income tax expense in 1998 by $182,000 compared to 1999.


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

       Interest expense decreased $87,773 as a result of lower borrowing levels throughout the year. Increased profitability reduced inventory and reduced account receivables have contributed to reducing the debt.

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

  Y2K Compliance

       The Company began analyzing its year 2000 (Y2K) readiness in March of 1998. At that time, the Company estimated the cost not to exceed $10,000 and expected to begin year 2000 changes in the third quarter of 1998. The company completed all Y2K compliance in ample time and did not incur any difficulties. The cost associated with the Y2K compliance did not exceed the $10,000 budgeted.

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

       The Company modified or replaced portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company's telephone system was also upgraded to properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software, conversions to new software, and modifications to the telephone system, the Year 2000 issue can be mitigated. The Company was informed during the 4th Qtr of 1999, that the current computer hardware and software would no longer be serviced effective July 2000. Therefore the Company decided to purchase a new hardware and software package. It was initially estimated to cost $150,000 to $200,000. In actuality, the Company spent $85,000 for the complete conversion. The company implemented the new hardware and software on March 6, 2000. The company has not incurred any difficulties.


  Item 7.        Financial Statements and Supplementary Data

       See financial statements set forth in Item 13 of this annual report.

  New Accounting Pronouncements

       SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designed as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements

       SOP  98-5,  "REPORTING  ON  THE  COSTS  OF  START-UP  ACTIVITIES,"
  requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 did not have a material effect the Company's financial statements.

       SFAS No. 135, " RECISSION OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 75 ("SFAS NO. 75") AND TECHNICAL CORRECTIONS," rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No.
  35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The adoption of SFAS No. 135 did not have a material effect on the Company's financial statements


                                 Part III

  Item 10.        Directors and Executive Officers of the Registrant

       The executive officers and directors of the Company are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

  Name                     Age       Position
  -------------------      ---       ------------------------------------
  Roger R. Tuttle          52        Chairman of the Board of Directors,
                                     and Chief Executive
                                     Officer and President of Great
                                     American Products

  Jeffrey L. Smith         44        Secretary, Vice President and
                                     General Manager of Great
                                     American Products, and a Director

  Mark Gottsacker          43        Treasurer, Vice President of Sales &
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

  Item 11.        Executive Compensation

  Cash Compensation

       The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the years ended December 31, 1999, and 1998 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:

                                                   Other Annual    Long Term
     Name              Year   Salary     Bonus     Compensation   Compensation
  -------------------  ----   -------    -----     ------------   ------------
  Roger R. Tuttle      1999  $139,229     ----        ----           ----
  Chairman of the      1998  $141,163     ----        ----           ----
  Board of Directors,  1997  $138,500     ----      $3,850           ----
  And Chief Executive
  Officer

       The Company provides certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

       Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

  Compensation Pursuant to Plan

       The Company has a 401k Profit Sharing Plan and Trust for eligible employees. Employees of the Company who have completed six months of service are eligible to participate in the Plan under which the Company contributes amounts determined from time to time at its discretion. Company contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment with the Company. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment with the Company or age 65. Participants' account balances under the Trust as of the year ended December 31, 1999 for all executive officers as a group and for Mr. Tuttle were $354,420 and $301,186 respectively.

  Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management

       The following table provides information  as of December 31,  1999 for each person who owned more than five (5%) percent of the  Company's
  Common Stock beneficially and by each director and each officer and all officers and directors as a group:

                    Name and                   Amount and
   Title            Address of                 Nature of          Percent
  Of Class       Beneficial Owner         Beneficial Ownership    of Class
  --------       ----------------         --------------------    --------
  Security Ownership of Management:

  Common Stock   Tuttle Investments LTD        3,406,778            41.6%
                 1661 S. Seguin
                 New Braunfels, TX  78130

  Common Stock   All Directors and             3,498,778            42.8%
                 Officers as a Group

       (1) Starting in 1994 to January 1999, Mr. Tuttle has gifted 103,000 shares to each of his children. Mr. Tuttle has guardianship and retains the voting rights. In 1999 Mr. Tuttle formed Tuttle Investments LTD, a family limited partnership. 3,300,000 shares were gifted to the partnership in which Tuttle is the general partner and retains control.

  Item 13.  Certain Relationships and Related Transactions

       The Company has a note payable to Roger R. Tuttle, the Chairman of the Board, which is summarized as follows:

       Unsecured promissory note, due 12/31/00
       both principal and accrued interest payable
       to the major stockholder, interest at prime
       plus /% (8.75% at December 31, 1999)                   $509,758

       This note payable is subordinate to Norwest Business Credit. Mr. Tuttle is also a guarantor of the line of credit at Norwest Business Credit.

       The Company leases the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $14,557. The lease expires December 31, 2010.

                                  PART IV

  Item 14.       Exhibits, Financial Statements Schedules, and Reports on
                 Form 8-K

       (a)  1. Financial Statements:
                                                                      Page
                                                                      ----
            Dyna Group International, Inc. and Subsidiary

            Report of Independent Certified Public Accountants          16

            Consolidated Balance Sheets - December 31, 1999 and 1998    11

            Consolidated Statements of Operations - for the years
              ended December 31, 1999and 1998                           11

            Consolidated Statements of Changes in Stockholders'
              Equity - for the years ended December 31, 1999
              and 1998                                                  11

              Consolidated Statements of Cash Flows - for the
                years ended December 31, 1999 and 1998                  21

            Notes to Consolidated Financial Statements                  22


            2.          Exhibits:

            Reference is made to "Exhibit Index" beginning on page 31 herein.

       (b)       Reports on Form 8-K

            An 8-K was filed in October 1998, notifying the change of auditors.

  SIGNATURES
  -----------

       Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Dyna Group International, Inc.

                               (Registrant)





  By   /s/ Roger R. Tuttle                         Date: March 29,2000
       -------------------                         -------------------
       Roger R. Tuttle, Chairman of the Board and
                        Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



  By   /s/ Roger R. Tuttle                         Date: March 29,2000
       -------------------                         -------------------
       Roger R. Tuttle, Chairman of the Board and
                        Chief Executive Officer



  By   /s/ Jeffrey L. Smith                        Date: March 29,2000
       -------------------                         -------------------
       Jeffrey L. Smith, Secretary and Director


  By   /s/ Mark Gottsacker                         Date: March 29,2000
       -------------------                         -------------------
       Mark Gottsacker, Treasurer and Director

                               EXHIBIT INDEX

  2 (a) Plan  and  Articles  of  Merger  between  Red Creek  Investments,
       Inc. and Dyna Group International, Inc. dated August 22, 1986 (incorporated by reference to Exhibit 2 (a) to Form 10 Registration Statement File No. 0-17385).

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

  3 (a)     Articles  of  Incorporation  (incorporated  by  reference  to
       Exhibit 3 (a) to Form 10 Registration Statement File No. 0-17385).

    (b) By-Laws (incorporation by reference to Exhibit 3 (b) to Form 10 Registration Statement File NO. 0-17385).

  4 (a)     Specimen Common stock Certificate (incorporated by  reference to  Exhibit  4  (a)  to  Form 10  Registration Statement  File NO.
       0-17385).

 10 (a)    Asset  Purchase  Agreements  between General  Tire,  Inc.  and
       Hibdon Tire Centers, Inc. dated February 26, 1993 (incorporated by reference to Exhibit 10.1 and 10.2 to Form 8-K dated February 26, 1993, Commission File NO. 0-17385).

  27   Financial Data Schedule

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----
   Report of Independent Accountants                                 F-2

   Consolidated Balance Sheets as of December 31, 1999 and 1998      F-3

   Consolidated Statements of Income for the Years Ended
     December 31, 1999 and 1998                                      F-4

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1999 and 1998                  F-5

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998                                      F-6

   Notes to Consolidated Financial Statements                        F-7

                    REPORT OF INDEPENDENT ACCOUNTANTS




        To the Board of Directors and Stockholders
        Dyna Group International, Inc. and Subsidiary


        We have audited the accompanying consolidated balance sheets of Dyna Group International, Inc. and Subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyna Group International, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



        Certified Public Accountants
        March 7, 2000
        San Antonio, Texas

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1999 AND 1998

                      ASSETS                           1999         1998
                                                    ----------    ----------
  Current assets:
    Cash                                           $   10,496    $   12,481
    Receivables:
    Trade - net of allowance for doubtful
      accounts of $102,000 in 1999 and 1998         1,619,976     1,249,333
    Sale of joint venture                              83,064             -
    Inventories                                     2,398,037     2,311,124
    Prepaid expenses and other                        265,525       207,389
    Deferred income taxes                             120,084       138,340
                                                    ----------    ----------
           Total current assets                     4,497,182     3,918,667

  Property and equipment - net                        446,361       408,093
  Investment in joint venture                               -        83,064
  Cash surrender value of life insurance              103,234       103,074
                                                    ----------    ----------
           Total assets                            $5,046,777    $4,512,898
                                                    ==========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Cash overdraft                                 $  146,110    $        -
    Revolving line of credit                          769,219       771,339
    Current maturities of long-term debt               15,689         4,779
    Note payable to related party                     483,292       512,304
    Accounts payable                                  183,653       284,247
    Accrued expenses                                  162,510       131,460
    Due to joint venture                              284,040        32,774
                                                    ---------     ---------
           Total current liabilities                2,044,513     1,736,903

  Deferred income taxes                                 3,285        18,608
  Long-term debt - less current maturities             17,626         8,130
                                                    ---------     ---------
           Total liabilities                        2,065,424     1,763,641

  Stockholders' equity:
    Common stock, $0.001 par value,
      100,000,000 shares authorized;
      8,179,704 shares issued; 7,480,925
      shares outstanding (7,497,925
      shares in 1998)                                   8,180         8,180
    Additional paid-in capital                        974,313       974,313
    Retained earnings                               2,143,747     1,912,555
    Unearned compensation                              (2,315)      (10,030)
                                                    ---------     ---------
                                                    3,123,925     2,885,018

  Treasury stock - 698,779 and 681,779
    shares at cost for 1999 and 1998,
    respectively                                     (142,572)     (135,761)
                                                    ---------     ---------
           Total stockholders equity                2,981,353     2,749,257
                                                    ---------     ---------
           Total liabilities and stockholders'
             equity                               $ 5,046,777   $ 4,512,898
                                                    =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.

                                    F-3

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                        1999         1998
                                                     ---------     ---------
Net sales                                          $ 9,293,363   $ 8,315,008
Cost of sales                                        5,239,259     4,645,475
                                                     ---------     ---------
Gross profit                                         4,054,104     3,669,533

Selling, general, and administrative expenses        3,594,365     3,139,440
                                                     ---------     ---------
Operating income                                       459,739       530,093
                                                     ---------     ---------
Other income (expense):
Interest and other income                               38,427        33,575
Interest expense                                      (135,704)     (246,142)
Gain on sale of assets                                   7,910       244,579
                                                     ---------     ---------
Total other income (expense)                           (89,367)       32,012
                                                     ---------     ---------
Income before provision for income taxes               370,372       562,105

Provision for income taxes                             139,180        38,256
                                                     ---------     ---------
Net income                                         $   231,192   $   523,849
                                                     =========     =========
Earnings per common share-basic and
  assuming dilution                                $      0.03   $      0.07
                                                     =========     =========
Weighted-average common shares outstanding           7,497,687     7,493,295
                                                     =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.

                                    F-4

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              Additional
                                      Common   Paid-In   Retained   Treasury    Unearned
                                      Stock    Capital   Earnings    Stock    Compensation      Total
                                     -------  --------   --------  ---------   ----------     ---------
  Balance at December 31, 1997      $  8,180 $ 974,313 $1,388,706 $ (131,084) $   (10,800)   $2,229,315

    Purchase of treasury stock            --        --         --    (11,622)          --       (11,622)
    Issuance of treasury stock            --        --         --      6,945       (6,945)            -
    Amortization                          --        --         --         --        7,715         7,715
    Net income                            --        --    523,849         --           --       523,849
                                     -------  --------   --------  ---------   ----------     ---------
  Balance at December 31, 1998         8,180   974,313  1,912,555   (135,761)     (10,030)    2,749,257

    Purchase of treasury stock            --        --         --     (6,811)          --        (6,811)
    Amortization                          --        --         --         --        7,715         7,715
    Net income                            --        --    231,192         --           --       231,192
                                     -------  --------   --------  ---------   ----------     ---------
  Balance at December 31, 1999      $  8,180 $ 974,313 $2,143,747 $ (142,572) $    (2,315)   $2,981,353
                                     =======  ========  =========  ==========  ==========     =========


                                                     Common Stock
                                           -----------------------------
  Share Amounts                                 Issued         Treasury
  -------------                               ----------     -----------
  Balance at December 31, 1997                 8,179,704        681,779

    Purchase of treasury stock                        --          27,778
    Shares issued as compensation                     --         (27,778)
                                               ---------       ---------
  Balance at December 31, 1998                 8,179,704         681,779

    Purchase of treasury stock                        --          17,000
                                               ---------       ---------
  Balance at December 31, 1999                 8,179,704         698,779
                                               =========       =========

  The accompanying notes are an integral part of the consolidated financial statements.

                                    F-5

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                      1999        1998
                                                   ---------    ---------
  Cash flows from operating activities:
  Net income                                      $  231,192   $  523,849
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                      235,730      272,696
  Amortization of unearned compensation                7,715        7,715
  Deferred income taxes                                2,933     (119,732)
  Gain on sale of assets                              (7,910)    (244,579)
  Noncash interest                                    10,000       88,959
  Changes in assets and liabilities:
  Trade accounts receivables                        (370,643)     794,552
  Inventories                                        (86,913)     402,315
  Prepaid expenses and other                         (56,067)     (58,797)
  Refundable income taxes and income taxes payable   (14,923)     369,023
  Accounts payable                                  (100,594)     (99,713)
  Accrued expenses                                    43,744     (253,777)
  Due to joint venture                               251,266      329,646
                                                   ---------    ---------
       Net cash provided by operating activities     145,530    2,012,157

  Cash flows from investing activities:
  Proceeds from sale of property                       7,910      855,680
  Capital expenditures                              (246,721)    (232,864)
  Distributions from unconsolidated affiliate-net         --       11,842
  Increase in other assets                                --      (57,329)
                                                   ---------    ---------
      Net cash provided by (used in) investing
          activities                                (238,811)     577,329
                                                   ---------    ---------
  Cash flows from financing activities:
  Cash overdraft                                     146,110           --
  Payments on long-term debt                          (6,871)    (693,688)
  Proceeds from notes payable                             --       79,936
  Payments on note payable                           (39,012)  (2,940,828)
  Proceeds from revolving line of credit           9,061,915   10,213,612
  Repayment of  revolving line of credit          (9,064,035)  (9,442,273)
  Purchase of treasury stock                          (6,811)     (11,622)
                                                   ---------    ---------
     Net cash provided by (used in) financing
       activities                                     91,296   (2,794,863)
                                                   ---------    ---------
     Net decrease in cash                             (1,985)    (205,377)

  Cash at beginning of year                           12,481      217,858
                                                   ---------    ---------
  Cash at end of year                             $   10,496   $   12,481
                                                   =========    =========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
  Interest                                        $  106,600   $  224,284
  Income taxes                                       138,500   $  148,710

  NONCASH INVESTING AND FINANCING ACTIVITIES:

See Notes 14 and 17


  The accompanying notes are an integral part of the consolidated financial statements.

                                    F-6

               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  Background and Basis of Presentation

  Dyna Group International, Inc. (the "Parent") is a Nevada corporation and conducts all its business through its wholly-owned subsidiary, Great American Products, Ltd. (collectively, the "Company").

  The Company designs, manufactures, and markets lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter and white metal alloys centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, and pewter decorated products. A substantial portion of the Company's products are manufactured by a Mexican company, in which the Company was a joint venture partner until December 1999.

  Effective September 15, 1999, the Parent's wholly-owned subsidiary, Great American Products, was converted to a Texas Limited Partnership, now named Great American Products, Ltd. (the "Ltd."), and Dyna Group of Texas L.L.C (the "L.L.C.") was created using capital contributions from the Parent. In connection with this, the Parent contributed 1% of its stock in the Ltd. to the L.L.C. The conversion allows the Ltd. to be taxed in the state of Texas as a partnership. Accordingly, no Texas franchise tax will be incurred after September 15, 1999.

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

  Investment in Joint Venture

  The Company's investment in the joint venture is being accounted for using the equity method of accounting for the year ended December 31, 1998. During December 1999, the Company sold its interest in the joint venture. For the years ended December 31, 1999 and 1998, the joint venture produced exclusively for the Company. Accordingly, the Company's pro rata share of the 1998 profits is reflected in the accompanying consolidated financial statements as a reduction of inventory and cost of sales for the year ended December 31, 1998.

  2.  Summary of Significant Accounting Policies

  Earnings Per Common Share

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

   2.  Summary of Significant Accounting Policies (continued)

  Earnings Per Common Share (continued)

  Following is a summary of the basic and diluted earnings per share calculations:

                                                       Years Ended
                                                       December 31,
                                                     1999        1998
                                                  ----------------------
  Basic and Diluted
  Net income as reported                           $  231,192  $   523,849
  Weighted-average common shares outstanding        7,497,687    7,493,295
  Basic and diluted earnings per share                   0.03         0.07

  Concentration of Credit Risk

  Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high-credit quality financial institutions.

  Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  Fair values of financial instruments were estimated by the Company using the following methods and assumptions:


  * Carrying   amounts  approximate   fair   values  of   the   following
    instruments because of the short maturity and/or frequent repricing of these instruments:

    -     Cash
    -     Accounts receivable, including trade and employee receivables
    -     Accounts payable
    -     Notes payable

  * The carrying value of the Company's long-term debt is estimated to approximate fair value based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities with similar collateral requirements.

  Business Segments

  The Company  presently  operates  in one  business  segment,  "Consumer
  Goods."

  Recent Accounting Pronouncements

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its consolidated financial statements.

  Statement of Financial Accounting Standards No. 135, "Rescission of Financial Accounting Standards Board No. 97 ("SFAS No. 75") and Technical Corrections" ("SFAS No. 135"), rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The adoption of SFAS No. 135 did not have a material effect on the consolidated financial statements.

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

  Reclassifications

  Certain amounts have been reclassified from prior presentations at December 31, 1998 to conform to classifications at December 31, 1999. There is no effect on previously reported net income or retained earnings.


   3.  Inventories

  The major components of inventories are as follows:


                                                     December 31,
                                                  1999          1998
                                                -----------------------
  Raw materials                                  $  516,308  $  557,914
  Work in progress                                   55,079      64,723
  Finished goods                                  1,815,764   1,678,062
  Retail store                                       10,886      10,425
                                                  ---------    ---------
                                                 $2,398,037  $2,311,124


   4.  Property and Equipment

  Property and equipment consist of the following:


                                                     December 31,
                                                   1999          1998
                                                ----------------------
  Building improvements                          $   49,210 $   40,938
  Machinery, equipment, and furnishings             402,234    329,040
  Molds and dies                                  2,640,808  2,448,276
                                                  ---------  ---------
                                                  3,092,252  2,818,254
  Less accumulated depreciation and amortization  2,645,891  2,410,161
                                                  ---------  ---------
                                                 $  446,361 $  408,093

   5.  Revolving Line of Credit

  During 1998, the Company secured a revolving line of credit with a banking facility with a maximum borrowing limit of $4,000,000. The line of credit carries a floating interest rate of prime plus 1.5% (8.50% and 7.75% base rate at December 31, 1999 and 1998, respectively). The line of credit is secured by equipment, intangibles, inventories, receivables, investment property, and the lockbox bank account. The Company is required to deposit any and all collections of accounts receivable and all other proceeds of collateral into the lockbox account. The funds in the lockbox account are then applied as a paydown on the line of credit. The remaining balance, if any, in the lockbox account is transferred to the Company's operating account. The line of credit is guaranteed by the majority stockholder. The agreement contains certain restrictive covenants concerning the maintenance of certain financial statement ratios and limitations on capital expenditures, and it limits the amount of cash dividends that may be paid on the Company's stock to $50,000 per year. At December 31, 1999 and 1998, the Company was in compliance with all debt covenants or had obtained a waiver. The note requires a minimum monthly interest charge of $5,000 and matures on March 31, 2001. The line of credit is subject to certain prepayment penalties.


   6.  Note Payable to Related Party

  The 8.50% unsecured promissory note to the major stockholder was extended to December 31, 2000 and is subordinate to the revolving line of credit discussed in note 5.

  Interest expense relating to this note for the years ended December 31, 1999 and 1998 was $44,905 and $33,345, respectively, of which $26,466 and $8,229 remained unpaid at December 31, 1999 and 1998, respectively.


   7.  Long-Term Debt

  Long-term debt consists of the following:



                              Monthly   Interest Payable     December 31,
     Collateral             Installment   Rate   Through    1999      1998
                            ----------- -------- --------  ----------------
  Bank installment loan-car     $1,243    8.75%     2001  $ 25,181  $     --
  Finance company-equipment        438    8.75%     2001     8,134    12,909
                                                           -------   ------
                                                            33,315    12,909
  Less current maturities                                   15,689     4,779
                                                           -------   -------
                                                          $ 17,626  $  8,130
                                                           =======   =======

   8.  Income Tax and Deferred Income Tax

  The provision for taxes on income consists of and represents the tax effect of the following:

                                      Years Ended
                                      December 31,
                                   1999         1998
                                 ------------------------
  Current:
  Federal                       $  128,271    $   140,247
  State                              7,976         17,741
  Deferred                           2,933       (119,732)
                                 ---------     ----------
                                $  139,180    $    38,256

   8.  Income Tax and Deferred Income Tax (continued)

  Income tax expense from continuing operations differs from the amount which would be provided by applying the statutory federal income tax rates because of the following:
                                                   Years Ended
                                                   December 31,
                                                 1999        1998

                                              ---------------------
  Computed at the expected statutory rate     $ 125,926  $ 191,116
  State income taxes                              5,264     11,709
  Permanent differences                           6,710      6,000
  Reduction in valuation allowance                   --   (182,000)
  Other                                           1,280     11,431
                                               --------   --------
                                              $ 139,180  $  38,256
                                               ========   ========

  The temporary differences that result in deferred tax assets are as follows:
                                                  December 31,
                                               1999         1998
                                             ----------------------
  Deferred tax assets:
    Allowance for doubtful accounts          $   34,680   $   37,740
    Accruals                                     12,227        6,237
    Inventories                                  22,630       23,763
    Contributions carryforward                   50,547       70,600
                                              ---------    ---------
      Gross deferred tax assets                 120,084      138,340
  Valuation allowance                                --           --
                                              ---------    ---------
      Total deferred tax assets                 120,084      138,340

  Deferred tax liabilities-depreciation          (3,285)     (18,608)
                                              ---------    ---------
      Net deferred tax asset                 $  116,799   $  119,732
                                              =========    =========

   9.  Accrued Expenses

  Accrued expenses consist of the following:

                                                  December 31,
                                              1999           1998
                                            -----------------------
  Salary, payroll taxes, and other          $   33,722   $   22,389
  Interest                                      35,962       16,858
  Accrued commissions and royalties             91,978       79,050
  Sales taxes                                      848          469
  Income taxes payable                              --       12,694
                                             ---------    ---------
                                            $  162,510   $  131,460
                                             =========    =========

  10.  Employee Benefit Plan

  The Company has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. The Company made a $36,800 contribution during 1999 (no contribution made in 1998).


  11.  Commitments

  Operating Leases

  The Company leases its facility under an operating lease agreement with the majority stockholder which expires in 2010. The Company also leases its computer equipment from the majority stockholder on a month-to-month basis. The Company leases other equipment from outside sources in the normal course of business with various expiration dates. Total rent expense was $162,899 and $135,416 for the years ended December 31, 1999 and 1998, respectively, of which $149,903 and $123,600, respectively, was to the related party.

  Future minimum rental commitments as of December 31, 1999 were as follows:

                                            Related
                                             Party     Other      Total
                                           --------  --------   --------
      Year ending December 31,
            2000                        $   174,694  $  14,280  $  188,974
            2001                            185,135      6,684     191,819
            2002                            195,575        354     195,929
            2003                            205,356                205,356
            2004                            215,628                215,628
            Thereafter                    1,539,967              1,539,967
                                        -----------   ---------  ---------
                                        $ 2,516,355  $  21,318   $2,537,673
                                         ==========   ========    =========

  Future Royalty Guarantees

  At December 31, 1999, commitments for royalty guarantees to sports organizations and other commercial entities were as follows:



     Year ending December 31,
          2000                                          $    59,000
          2001                                               50,500
          2003                                               65,500
                                                         ----------
                                                        $   175,000


  The Company  has  entered  into  employment  agreements  with  two  key
  employees.    Additionally,  the  Company  has  entered  into  a  stock
  repurchase agreement with the majority stockholder of the Company.

  Under these agreements, the Company and two employees are required to purchase all or a portion of the shares held by the majority stockholder upon his death. The agreements establish a purchase price which is the average daily "asked price" over the six-month period ending on the date of death. Any proceeds from existing life insurance policies, owned by the Company for the benefit of the Company and the two employees, on the life of the majority stockholder would be paid toward the purchase price. At December 31, 1999, the Company owned life insurance policies on the life of the majority stockholder with face amounts totaling $1,250,000. Premiums paid on behalf of the two employees will be repaid from the proceeds of the life insurance upon death of the majority stockholder.


  12.  Foreign Operations and Export Sales

  The Company markets its  product both domestically and  internationally
  from its  facility in  New  Braunfels, Texas.    Export sales  were  as
  follows:


                                       Years Ended
                                       December 31,
                                    1999            1998
                                  ------------------------
  Europe                          $    86,427  $   207,614
  Australia                            23,976       44,502
  Other                                20,262       27,046
                                   ----------   ----------
                                  $   130,665  $   279,162


  In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the manufacturing and painting of its products. In December 1999, the Company sold its ownership interest in the joint venture to the joint venture partners for its carrying amount, which approximated fair value. The Company's ownership interest in the joint venture through the date of sale was 40%, with 60% held by Mexican individuals. The investment was accounted for using the equity method of accounting. The Company's portion of the income generated from this joint venture through the date of sale is reflected in the accompanying consolidated financial statements as a reduction of inventory and cost of sales because the joint venture produced exclusively for the Company. Financial information for this joint venture as of and for the year ended December 31, 1998 follows:


  Current assets                           $ 275,928
  Noncurrent assets                           54,376
  Current liabilities                        107,410
  Stockholders' equity                       222,895
  Net sales                                2,541,742
  Gross margin                               527,990
  Net income                                 458,028

  For the years ended December 31,  1999 and 1998, the Company  purchased
  products  from  the  joint   venture  of  $2,292,601  and   $2,541,742,
  respectively.


  13.  Major Customers

  The Company sells to over 5,000 customers and one accounted for 18% of sales for the year ended December 31, 1999 (20% in 1998). Additionally, this customer accounted for 6% and 3% of the outstanding accounts receivable at December 31, 1999 and 1998, respectively.


  14.  Sale of Land and Building

  On May 1, 1998, the Company sold land and a building in Illinois. The proceeds of the sale were used to payoff related mortgage and sales expenses. The Company received approximately $110,000 in cash from the sale. The transaction resulted in a gain of $288,819 which has been included in the consolidated statement of income.


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

  In December 1999, the Company announced that they would purchase up to a 1,000,000 shares of outstanding common stock. As of December 31, 1999, the Company purchased 17,000 shares of stock for $6,811.

  16.  Litigation

  The Company is a plaintiff in a lawsuit filed against one of its vendors for alleged sales of defective glue products used in manufacturing. The Company has incurred legal fees in excess of $100,000 related to this lawsuit, which have been expensed as incurred. The case is expected to go to trial in May 2000 and management believes a favorable outcome is likely.


  17.  Noncash Investing and Financing Activities

  The consolidated statements of cash flows do not reflect the following noncash investing and financing activities:

  - Equipment was purchased in the year ended December 31, 1999 with direct financing of $27,277.

  - Accrued interest of $10,000 on the unsecured promissory note to the majority stockholder was rolled over into the principal balance of the note for the year ended December 31, 1999.

  - The Company sold its investment in joint venture for a short-term receivable.