Form 10QSB
period 2000-03-31
DYNA GROUP INTERNATIONAL INC
filed 2000-05-15
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended: March 31, 2000

                                     Or

 [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from _____________  to _______________

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

             (1661 S. Sequin Ave., New Braunfels, Texas 78130)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X] Yes     [    ] No

  The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 7,440,925.

                  DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET


 ASSETS
                                            March 31,       December 31,
                                              2000              1999
                                           ----------        ----------
                                           (Unaduited)
 CURRENT ASSETS:
   Cash                                   $    10,496       $    10,496
   Accounts receivable, less allowance
     For doubtful accounts of $66,500       1,187,971         1,619,976
   Inventories                              2,800,851         2,398,037
   Prepaid expenses and other                 126,832           265,525
   Refundable income taxes
   Deferred income taxes                      120,084           120,084
   Sale of Joint Venture                       83,064            83,064
                                           ----------        ----------
                                            4,329,298         4,497,182
                                           ----------        ----------

 PROPERTY AND EQUIPMENT
   Net                                        481,173           446,361
                                           ----------        ----------
 OTHER ASSETS:
  Investment in joint venture                   ---               ---
  Cash surrender value life insurance         103,234           103,234
  Other                                         8,025             ---
                                           ----------        ----------
                                              111,259           103,234
                                           ----------        ----------
                                          $ 4,921,730       $ 5,046,777
                                           ==========        ==========

                    See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET


 LIABILITIES AND
 STOCKHOLDERS' EQUITY

                                            March 31,       December 31,
                                              2000              1999
                                           ----------        ----------
                                           (Unaduited)
 CURRENT LIABILITIES:
   Cash overdraft                         $   119.709       $   146,110
   Revolving line of credit                   787,412           769,219
   Notes payable related party                478,039           483,292
   Accounts payable                           358,789           183,653
   Accrued expenses                           232,422           446,550
   Current maturities of long-term debt        11,357            15,689
   Income taxes payable                         1,300             ---
                                           ----------        ----------
       Total current liabilities          $ 1,989,029       $ 2,044,513
                                           ----------        ----------

  Deferred income taxes                         3,285             3,285
  Long-term debt, less current maturities      17,626            17,626
                                           ----------        ----------
 Total liabilities                          2,009,940         2,065,424
                                           ----------        ----------

 STOCKHOLDERS' EQUITY:
   Common stock $ .001 par value -
     authorized, 100,000,000 shares;
     issued 8,179,704; 7,440,925 shares
     outstanding (7,480,925 - 1999)             8,180             8,180
 Capital in excess of par value               974,313           974,313
 Retained earnings                          2,091,764         2,143,747
 Unearned compensation                         (2,315)           (2,315)
                                           ----------        ----------
                                            3,071,942         3,123,925
 Treasury stock -  738,779 and
   698,779 shares, at cost                   (160,152)         (142,572)

 Total Stockholders'equity                  2,911,790         2,981,353
                                           ----------        ----------
 Total Liability and Stockholders'equity  $ 4,921,730       $ 5,046,777
                                           ==========        ==========

                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                           Three Months Ended March 31,
                                              2000              1999
                                           ----------        ----------
 NET SALES                                $ 1,877,714       $ 1,696,573

 COST OF GOODS SOLD                         1,037,288           848,492
                                           ----------        ----------
           Gross profit                       840,426           848,081

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                    864,564           746,161
                                           ----------        ----------
           Operating Income/(Loss)            (24,138)          101,920

 INTEREST EXPENSE                              26,545            27,107
                                           ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES            (50,683)           74,813

 PROVISION FOR INCOME TAXES                     1,300            25,462
                                           ----------        ----------
 NET INCOME/(LOSS)                        $   (51,983)      $    49,351
                                           ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE           $      (.01)      $       .00

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                7,460,925         7,497,925


                     See accompanying notes.


                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended March 31,
                                                      2000              1999
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $   (51,983)      $    49,351
   Adjustments to reconcile net income/(loss)
    to net cash used by operating activities -
      Depreciation and amortization                    33,496            64,296
      Provision for losses on accounts receivable      35,500            10,045
      Amortization of unearned compensation

  Change in assets and liabilities:
      Decrease in accounts receivable                 432,005            49,748
      Increase in inventories                        (402,815)         (324,665)
      Decrease in prepaid expenses and other          138,693            44,839
      Increase in accounts payable                    175,136           213,971
      Decrease in accrued expenses                   (214,128)          (75,454)
      Increase in income tax payable                    1,300             ---
      Decrease (increase) in other assets              (8,025)           10,732
                                                   ----------        ----------
      Cash provided (used) by operating activities     94,702            42,863

 CASH FLOWS FROM INVESTING ACTIVITIES-
   Capital expenditure                                (77,881)          (20,752)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                     (26,401)            ---
   Payments on long-term debt                          (4,377)           (4,779)
   Increase (decrease) in notes payable               (12,940)          (45,481)
   Purchased treasury stock                           (17,580)           ---                ---
                                                   ----------        ----------
         Cash used in financing activities            (61,298)          (50,260)

 DECREASE IN CASH                                       ---            (28,149)
                                                   ----------        ----------
 CASH, beginning of period                             10,496            12,481
                                                   ----------        ----------
 CASH, end of period                              $    10,496       $   (15,668)
                                                   ----------        ----------
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for -
       Interest                                   $    30,378            27,107


                      See accompanying notes

                  DYNA GROUP INTERNATIONAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 NOTE 1 - FINANCIAL INFORMATION

 The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

 The financial information included herein at March 31, 2000 and for the three months ended

 March 31, 2000 and March 31, 1999 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements for 1999.


 NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                         March 31, 2000  December 31, 1999
                                           ----------        ----------
   Raw materials and work in process      $   460,413       $   516,308
   Work in process                             ---               55,079
   Finished goods                           2,340,439         1,826,650
                                           ----------        ----------
                                          $ 2,800,852       $ 2,398,037
                                           ==========        ==========


 NOTE 3 - STOCKHOLDERS' EQUITY

 During the quarter ended March 31 2000 the company purchased 40,000 treasury shares for $17,580.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 The Company's working capital ratio at March 31, 2000 was 2.2 which is no change from December 31, 1999.

 During the first quarter of 2000, financing activities used $61,298 due to repayments on notes payable, long-term debt, and purchase of Treasrry stock. Effective April 3, 2000, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $1,500,000.

 As of March 31, 2000, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


 Results of Operations

 Net sales for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 increased $181,141 or 10.7%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

 The gross margin percent decreased to 45% as compared to 50.0% in 1999. The cost of goods was higher due to the customer base and product mix this quarter

 The total selling, general and administrative expenses increased 15.9%, from $746,161 in 1999 to $864,564 in 2000. The increase in costs is primarily due to the increased sales of licensed products resulting in higher royalty expenses.

 For the first quarter of 2000 the Company's pre-tax loss income was $50,683 as compared to the income for 1999 of $74,813. The gross profit margin was lower due to customer base and product mix sold this quarter, which effected our net earnings.

                                                       SIGNATURES
                                                       ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNA GROUP INTERNATIONAL, INC.
                                   (Registtrant)

 Date:  May 15, 2000               /s/ Roger R. Tuttle
                                   ----------------------------------------
                                   (Signature) Roger R. Tuttle, Chairman
                                   of the Board and Chief Executive Officer