Form 10QSB
period 2000-06-30
DYNA GROUP INTERNATIONAL INC
filed 2000-08-21
CIK 844787

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

 [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the period ended:    June 30, 2000

                                Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from __________  to __________

                      Commission file number: 0-17385

                       DYNA GROUP INTERNATIONAL, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                  NEVADA                          87-0404753
      (State or other jurisdiction of          (I.R.S. Employer
      -------------------------------         -------------------
       incorporation or organization)         Identification No.)

  1661 S. Sequin Ave., New Braunfels, Texas         78130
  -----------------------------------------       ---------
  (Address of principal executive offices)        (Zip Code)

                            830-620-4400
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 7,440,925.

                  DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET

 ASSETS
                                            June 30,        December 31,
                                              2000              1999
                                           ----------        ----------
                                           (Unaduited)
 CURRENT ASSETS:
   Cash                                   $    11,496       $    10,496
   Accounts receivable, less allowance
        For doubtful accounts of
        $72,535 and $102,000                1,839,891         1,619,976
   Inventories                              3,148,008         2,398,037
   Prepaid expenses and other                 264,777           265,525
   Deferred income taxes                      120,084           120,084
   Sale of Joint Venture                       83,064            83,064
                                           ----------        ----------
                                            5,467,320         4,497,182
                                           ----------        ----------

 PROPERTY AND EQUIPMENT
   Net                                        581,304           446,361
                                           ----------        ----------
 OTHER ASSETS:
   Cash surrender value life insurance        103,234           103,234
   Other                                       28,962               ---
                                           ----------        ----------
                                              132,196           103,234
                                           ----------        ----------
                                          $ 6,180,820       $ 5,046,777
                                           ==========        ==========

                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET


 LIABILITIES AND
 STOCKHOLDERS' EQUITY                       June 30,        December 31,
                                              2000              1999
                                           ----------        ----------
                                           (Unaduited)
 CURRENT LIABILITIES:
   Cash overdraft                         $   169,579       $   146,110
   Revolving line of credit                 1,271,763           769,219
   Notes payable related party                467,515           483,292
   Accounts payable                           966,132           183,653
   Accrued expenses                           247,619           446,550
   Current maturities of long-term debt         9,057            15,689
   Income taxes payable                        22,300               ---
                                           ----------        ----------
               Total current liabilities  $ 3,153,965       $ 2,044,513

  Deferred income taxes                         3,285             3,285
  Long-term debt, less current maturities      16,583            17,626
                                           ----------        ----------
 Total liabilities                          3,173,833         2,065,424
                                           ----------        ----------
 STOCKHOLDERS' EQUITY:
   Common stock $ .001 par value -
     authorized, 100,000,000 shares;
     issued 8,179,704; 7,440,925 shares
     outstanding (7,480,925 - 1999)             8,180             8,180
   Capital in excess of par value             974,313           974,313
   Retained earnings                        2,186,985         2,143,747
   Unearned compensation                       (2,315)           (2,315)
                                           ----------        ----------
                                            3,167,163         3,123,925

    Treasury stock - 738,779 and 698,779
     shares, at cost                         (160,176)         (142,572)
                                           ----------        ----------
  Total Stockholders' equity                3,006,987         2,981,353
                                           ----------        ----------

 Total Liability and Stockholders' equity $ 6,180,820       $ 5,046,777
                                           ==========        ==========

                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Three Months Ended June 30,
                                              2000              1999
                                           ----------        ----------
 NET SALES                                $ 2,720,065       $ 2,358,508

 COST OF GOODS SOLD                         1,507,338         1,376,507
                                           ----------        ----------
           Gross profit                     1,212,727           982,001

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  1,057,662           882,602
                                           ----------        ----------
           Operating Income/(Loss)            155,065            99,399

 INTEREST EXPENSE                              38,841            34,233
                                           ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES            116,224            65,160

 PROVISION FOR INCOME TAXES                    21,000            22,160
                                           ----------        ----------
 NET INCOME/(LOSS)                        $    95,224       $    43,006
                                           ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE           $       .01       $       .00

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                7,460,925         7,497,925



                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Six Months Ended June 30,
                                              2000              1999
                                           ----------        ----------
 NET SALES                                $ 4,597,778       $ 4,055,081

 COST OF GOODS SOLD                         2,539,474         2,224,998
                                           ----------        ----------
           Gross profit                     2,058,304         1,830,083

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  1,927,381         1,628,687
                                           ----------        ----------
           Operating Income/(Loss)            130,923           201,396

 INTEREST EXPENSE                              65,385            61,399
                                           ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES             65,538           140,057

 PROVISION FOR INCOME TAXES                    22,300            47,621
                                           ----------        ----------
 NET INCOME/(LOSS)                        $    43,238       $    92,436
                                           ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE           $       .01       $       .01

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                7,460,925         7,497,925



                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                     Six months Ended June 30,
                                                      2000              1999
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $    43,238       $    92,436
   Adjustments to reconcile income to net
   cash used by operating activities -
     Depreciation and amortization                     91,847           136,205

  Change in assets and liabilities:
       Increase in accounts receivable               (219,945)         (340,389)
       Increase in inventories                       (749,971)         (321,236)
       Decrease in prepaid expenses and other             748            20,874
       Increase (decrease) in accounts payable        782,479           (28,091)
       Increase (decrease) in accrued expenses       (198,931)           99,439
       Increase in income tax payable                  22,300               ---
       Decrease (increase) in other assets            (28,962)           61,932
                                                   ----------        ----------
       Cash provided (used) by operating activities  (257,199)         (278,830)

 CASH FLOWS FROM INVESTING ACTIVITIES-
   Capital expenditure                               (226,758)          (65,270)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                       23,469               ---
   Payments on long-term debt                          (7,675)           (5,474)
   Increase (decrease) in notes payable               486,767           210,386
   Purchase treasury stock                            (17,604)              ---
                                                   ----------        ----------
         Cash provided in financing activities        484,957           204,912

 INCREASE (DECREASE) IN CASH                            1,000          (139,188)
                                                   ----------        ----------
 CASH, beginning of period                             10,496            12,481
                                                   ----------        ----------
 CASH, end of period                              $    11,496       $  (126,707)
                                                   ==========        ==========
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for -
       Interest                                   $    49,784       $    27,107


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

 The financial information included herein at June 30, 2000 and for the six months ended June 30, 2000 and June 30, 1999 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements for 1999.


 NOTE 2 - INVENTORIES

          Inventories consist of the following:

                                            June 30, 2000  December 31, 1999
                                              ----------      -----------
          Raw materials and work in process  $   553,043     $    516,308
          Work in process                            ---           55,079
          Finished goods                       2,594,965        1,826,650
                                              ----------      -----------
                                             $ 3,148,008     $  2,398,037
                                              ==========      ===========

 NOTE 3 - STOCKHOLDERS' EQUITY


 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations

 Liquidity and Capital Resources

 The Company's working capital ratio at June 30, 2000 was 1.7, which is lower from December 31, 1999.

 During the second quarter of 2000, financing activities provided $484,957 due to increase of inventory and accounts receivable. Effective April 3, 2000, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $1,500,000.

 As of June 30, 2000, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

 Results of Operations

 Net sales for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 increased $542,697 o 13.1%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

 The gross margin percent decreased to 44.8% as compared to 45.1% in 1999. The cost of goods sold was higher due to the customer base and product mix this quarter.

 The total selling, general and administrative expenses increased 18.3%, from $1,628,687 in 1999 to $1,927,381 in 2000. The increase in costs is primarily due to the increased sales of licensed products resulting in higher royalty expenses and legal expenses.

 The jury returned a verdict in the Company's favor in a lawsuit against a vendor, which was overturned by the judge. The case is currently in the appeals process. All costs of the case have been expensed as incurred.

 For the second quarter of 2000 the Company's pre-tax income was $116,224 as compared to the income for 1999 of $65,160. The gross profit margin was higher due to customer base and product mix sold this quarter, which effected our net earnings.

                          SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DYNA GROUP INTERNATIONAL, INC.

                             (Registrant)

 Date: August 20, 2000       /s/ Roger R. Tuttle
                             -----------------------------------------
                             (Signature)  Roger R. Tuttle, Chairman of
                             the Board and Chief Executive Officer