Form 10QSB
period 2000-09-30
DYNA GROUP INTERNATIONAL INC
filed 2000-11-14
CIK 844787

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    September 30, 2000

                                   Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from _________  to ___________

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


 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 7,440,925.

                  DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET

 ASSETS
                                          September 30,     December 31,
                                              2000              1999
                                           ----------        ----------
                                           (Unaduited)
 CURRENT ASSETS:
   Cash                                   $    10,084       $    10,496
   Accounts receivable, less allowance
     For doubtful accounts of $72,535
     and $95,029                            1,743,757         1,619,976
   Inventories                              3,229,418         2,398,037
   Prepaid expenses and other                 106,734           265,525
   Deferred income taxes                      136,984           120,084
   Sale of Joint Venture                       83,064            83,064
                                           ----------        ----------
                                            5,310,041         4,497,182
                                           ----------        ----------
 PROPERTY AND EQUIPMENT
   Net                                        556,795           446,361
                                           ----------        ----------
 OTHER ASSETS:
   Cash surrender value life insurance        103,234           103,234
   Other                                       19,743               ---
                                           ----------        ----------
                                              122,977           103,234
                                           ----------        ----------

                                          $ 5,989,813       $ 5,046,777
                                           ==========        ==========
                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET


 LIABILITIES AND
 STOCKHOLDERS' EQUITY                     September 30,     December 31,
                                              2000              1999
                                           ----------        ----------
                                           (Unaudited)
 CURRENT LIABILITIES:
   Cash overdraft                         $    98,720       $   146,110
   Revolving line of credit                 1,114,780           769,219
   Notes payable related party                459,622           483,292
   Accounts payable                           721,987           183,653
   Accrued expenses                           209,915           446,550
   Current maturities of long-term debt         5,047            15,689
   Income taxes payable                       129,600               ---
                                           ----------        ----------
               Total current liabilities  $ 2,739,671       $ 2,044,513
                                           ----------        ----------

  Deferred income taxes                         3,285             3,285
  Long-term debt, less current maturities      14,936            17,626
                                           ----------        ----------
 Total liabilities                          2,757,892         2,065,424

 STOCKHOLDERS' EQUITY:
   Common stock $ .001 par value -
     authorized, 100,000,000 shares;
     issued 8,179,704; 7,440,925 shares
     outstanding (7,480,925 - 1999)             8,180             8,180
   Capital in excess of par value             974,313           974,313
   Retained earnings                        2,411,919         2,143,747
   Unearned compensation                       (2,315)           (2,315)
                                           ----------        ----------
                                            3,392,097         3,123,925

   Treasury stock - 738,779 and 698,779
     shares, at cost                         (160,176)         (142,572)
                                           ----------        ----------
  Total Stockholders' equity                3,231,921         2,981,353
                                           ----------        ----------

 Total Liability and Stockholders' equity $ 5,989,813       $ 5,046,777
                                           ==========        ==========

                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                         Three Months Ended September 30,
                                              2000              1999
                                           ----------        ----------
 NET SALES                                $ 3,019,924       $ 2,848,549

 COST OF GOODS SOLD                         1,650,241         1,716,818
                                           ----------        ----------
           Gross profit                     1,369,683         1,131,731

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  1,020,369           944,904
                                           ----------        ----------
           Operating Income/(Loss)            349,314           186,827

 INTEREST EXPENSE                              17,087            39,832
                                           ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES            332,227           146,995

 PROVISION FOR INCOME TAXES                   107,300            49,982
                                           ----------        ----------
 NET INCOME/(LOSS)                        $   224,927       $    97,013
                                           ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE           $       .03               .01

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                7,460,925         7,497,925

                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                         Nine Months Ended September 30,
                                              2000              1999
                                           ----------        ----------
 NET SALES                                $ 7,617,702       $ 6,903,630

 COST OF GOODS SOLD                         4,189,817         3,945,915
                                           ----------        ----------
           Gross profit                     3,427,885         2,957,715

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  2,947,786         2,567,709
                                           ----------        ----------
           Operating Income/(Loss)            480,099           390,006

 INTEREST EXPENSE                              82,472           101,176
                                           ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES            397,627           288,830

 PROVISION FOR INCOME TAXES                   129,600            97,603
                                           ----------        ----------
 NET INCOME/(LOSS)                        $   268,027       $   191,227
                                           ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE           $       .04       $       .03

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                7,460,925         7,497,925


                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 Nine months Ended September 30,
                                                      2000              1999
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $    43,238       $   191,227
   Adjustments to reconcile loss to net
   cash used by operating activities -
     Depreciation and amortization                     91,847           238,681
     Provision for losses on
       Accounts Receivables                            30,856

  Change in assets and liabilities:
       Increase in accounts receivable               (219,945)       (1,066,630)
       Increase in inventories                       (749,971)          (80,846)
       Decrease in prepaid expenses and other             748            35,838
       Increase (decrease) in accounts payable        782,479            36,551
       Increase (decrease) in accrued expenses       (198,931)          119,066
       Dec. in Due to Joint Venture                     8,947
       Increase in income tax payable                  22,300               ---
       Decrease (increase) in other assets            (28,962)           46,976
                                                   ----------        ----------
       Cash provided (used) by operating activities  (257,199)         (630,561)

 CASH FLOWS FROM INVESTING ACTIVITIES-
   Capital expenditure                               (226,758)          (88,690)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                       23,469
   Payments on long-term debt                          (7,675)           (6,571)
   Increase (decrease) in notes payable               486,767           376,726
   Purchase treasury stock                            (17,604)              ---
                                                   ----------        ----------
         Cash provided in financing activities        484,957           370,155

 INCREASE (DECREASE) IN CASH                            1,000          (157,869)
                                                   ----------        ----------
 CASH, beginning of period                             10,496            12,481
                                                   ----------        ----------
 CASH, end of period                              $    11,496       $  (145,388)
                                                   ==========        ==========
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for -
       Interest                          $     49,784         $
 70,537
       Income Tax                                   25,500
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

 The financial information included herein at September 30, 2000 and for the nine months ended September 30, 2000 and September 30, 1999 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements for 1999.


 NOTE 2 - INVENTORIES

          Inventories consist of the following:

                                        September 30, 2000  December 31, 1999
                                              ----------      -----------
          Raw materials and work in process  $   551,790     $    516,308
          Work in process                            ---           55,079
          Finished goods                       2,677,628        1,826,650
                                              ----------      -----------
                                             $ 3,229,418     $  2,398,037
                                              ==========      ===========

 NOTE 3 - STOCKHOLDERS' EQUITY

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                                  Page 8
 Liquidity and Capital Resources

 The Company's working capital ratio at September 30, 2000 was 1.94, which is lower 2.20 from December 31, 1999.

 During  the  third  quarter  of  2000,  financing  activities  provided
 $484,957 due to increase of inventory and accounts receivable. Effective April 3, 2000, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $1,500,000.

 As of September 30, 2000, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

 Results of Operations

 Net sales for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 increased $714,072 or 10.3%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

 The gross margin percent increased to 45.0% as compared to 42.8% in 1999. The cost of goods sold was lower due to the customer base and product mix this quarter.

 The total selling, general and administrative expenses increased 14.8%, from $2,567,709 in 1999 to $2,947,786 in 2000. The increase in costs is primarily due to the increased sales of licensed products resulting in higher royalty expenses and legal expenses.

 The jury returned a verdict in the Company's favor in a lawsuit against a vendor, which was overturned by the judge. The case is currently in the appeals process. All costs of the case have been expensed as incurred.

 For the third quarter of 2000 the Company's pre-tax income was $397,627 as compared to the income for 1999 of $288,830. The gross profit margin was higher due to customer base and product mix sold this quarter, which effected our net earnings.

                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DYNA GROUP INTERNATIONAL, INC.

                             (Registrant)

 Date:  November 14, 2000    /s/ Roger R. Tuttle
                             ----------------------------------------
                             (Signature) Roger R. Tuttle, Chairman of
                             the Board and Chief Executive Officer