Form 10QSB/A
period 2000-09-30
DYNA GROUP INTERNATIONAL INC
filed 2000-11-14
CIK 844787

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


                     See accompanying notes.

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 Nine months Ended September 30,
                                                      2000              1999
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $   268,027       $   191,227
   Adjustments to reconcile loss to net
   cash used by operating activities -
     Depreciation and amortization                    156,982           238,681

  Change in assets and liabilities:
       Increase in accounts receivable               (123,781)       (1,035,774)
       Increase in inventories                       (831,381)          (80,846)
       Decrease in prepaid expenses and other         158,791            35,838
       Increase (decrease) in accounts payable        538,334            45,498
       Increase (decrease) in accrued expenses       (236,635)          119,066
       Increase in income tax payable                 129,600               ---
       Decrease (increase) in other assets            (36,498)           46,976
                                                   ----------        ----------
       Cash provided (used) by operating activities  (244,588)         (630,561)

 CASH FLOWS FROM INVESTING ACTIVITIES-
   Capital expenditure                               (267,416)          (88,690)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                      (47,390               ---
   Payments on long-term debt                         (13,320)           (6,571)
   Increase (decrease) in notes payable               321,891           376,726
   Purchase treasury stock                            (17,604)              ---
                                                   ----------        ----------
         Cash provided in financing activities        243,565           370,155

 INCREASE (DECREASE) IN CASH                             (412)         (157,869)
                                                   ----------        ----------
 CASH, beginning of period                             10,496            12,481
                                                   ----------        ----------
 CASH, end of period                              $    10,084       $  (145,388)
                                                   ==========        ==========
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for -
       Interest                                   $    59,073       $    70,537
       Income Tax                                 $       ---       $    25,500
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
                                              ==========      ===========

 NOTE 3 - STOCKHOLDERS' EQUITY

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 The Company's working capital ratio at September 30, 2000 was 1.94, which was 2.20 at December 31, 1999.

 During  the  third  quarter  of  2000,  financing  activities  provided
 $243,565 due to increase of inventory and accounts receivable. Effective April 3, 2000, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $1,500,000.

 As of September 30, 2000, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

 Results of Operations - Nine Months

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

 For the third quarter of 2000 the Company's pre-tax income was $397,627 as compared to the income for 1999 of $288,830. The net income was $268,027, which reflected a $.04 earnings per share as compared to 1999 of $191,227 and $.03 per share.

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