Form 10KSB40
period 2000-12-31
DYNA GROUP INTERNATIONAL INC
filed 2001-03-30
CIK 844787

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB

 [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

        For the fiscal year ended:    December 31, 2000

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

                   Common Stock,   $.001 par value per share
                   -----------------------------------------
                               (Title of Class)

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

 The net sales for the year ended December 31, 2000 were $10,698,524.

 The aggregate market value of the voting stock held by non-affiliated of the registrant as of March 20, 2001 was $2,340,463.

 The number of shares outstanding of the registrant's common stock as of March 20, 2001 was 8,179,704.

 DOCUMENTS INCORPORATED BY REFERENCE

 None.

                                    Part I

 Item 1.        Business

 General

      Dyna  Group  International,  L.L.C.    (the  "Company")  is  a   Nevada
 corporation and conducts all of its business through its wholly owned subsidiary, Great American Products, Inc. ("Great American").

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

      Effective September 15, 1999, the Parent's wholly-owned subsidiary, Great American Products, was converted to a Texas Limited Partnership, now named Great American Products, Ltd. (the "Ltd."), and Dyna Group of Texas L.L.C. (the "L.L.C.") was created using capital contributions from the Parent. In connection with this, the Parent contributed 1% of its stock in the Ltd. to the L.L.C. The conversion allows the Ltd. to be taxed in the state of Texas as a partnership. Accordingly, no Texas franchise tax will be incurred after September 15, 1999.

      In December 1999, the Company sold its ownership interest in the joint venture to the joint venture partners for its carrying amount, which approximated fair value. The Company's ownership interest in the joint venture through the date of sale was 40%. The investment was accounted for using the equity method of accounting. The receivable arising from the sale, totaling $83,064, is included in the accompanying consolidated balance sheet

      Financial projections for 2001 indicate that the Company will increase revenues, increase gross profit margins and increase profits. The Company does not expect any significant changes to occur in its location, operations or marketing directions. The Company will continue to investigate acquisitions opportunities as they appear.

 Forward Looking Statements

      This annual report for the year ended December 31, 2000, as well as other public documents of the Company, contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations and capital, are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's following with the Securities and Exchange Commission, including this report, the following factors, among others could cause the Company's actual results to differ materially.

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

      The Company's Great American subsidiary has obtained license agreements with Nascar and 17 drivers, the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, World Championship Wrestling, Jack Daniels and over 70 Colleges and Universities. The Company is continuing its efforts to expand its license agreements in other areas, as it is management's belief that licensed products will enhance the Company's image and present new opportunities for market expansion. In 1999 the Company signed new 2-year agreements with Harley-Davidson, Chevrolet and Ford. As license agreements must be periodically renewed, it is management's belief that future extensions will continue to allow the Company to market licensed products, and management does not anticipate any cancellations or non-renewals. The majority of the license agreements have annual renewals. The remaining license agreements can range from two years to automatic rollover renewals.

      The business of the Company is affected by seasonal factors. The Company does experience an increase in inventory levels during the third quarter of the year followed by an increase in accounts receivable during the fourth quarter. Inventory levels at December 31, 2000 were higher by $554,346 when compared to December 31, 1999. The raw materials used in the manufacture of the Company's centrifugally cast products are readily available from numerous sources. Extension of credit terms to its customers range from normal 30 days terms to 90 days from the date of invoice.

 Marketing and Distribution

      Products are sold through the Company's own sales force, including sales made via telemarketing and direct sales, through independent commissioned sales representatives, and through distributors. As of December 31, 2000, the Company's sales force and related support staff numbered 12 persons. The Company also utilizes approximately 80 independent, commissioned sales representatives. The products are also produced for sales to the premium/advertising specialty industry, and are also sold through independent commissioned sales representatives and invoiced directly to ad specialty distributors or end users for purposes of sales promotions and incentives.

 Foreign operations and Export Sales

      In August 1994, the Company entered into a joint venture agreement with Mexican individuals for the production of its cast products. The Company has experienced reduced production costs. Sales to markets outside the USA have declined as the market for belt buckles has declined both internationally and domestically. In December 1999, the Company sold its ownership interest in the joint venture to the joint venture partners for its carrying amount, which approximated fair value. The Company's ownership interest in the joint venture through the date of sale was 40%. The investment was accounted for using the equity method of accounting. The receivable arising from the sale, totaling $83,064, is included in the accompanying consolidated balance sheet

 Major Customers

      The Company has over 4,000 customers. One major customer accounted for 20.3% of sales in 2000. The top 10 customers represent 45.9% of the Company's revenues.

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

 Employees

      The Company employs 75 to 100 full time people, of whom 21 are engaged in sales and administration, 4 in creative design and 50 to 75 in manufacturing, assembly, shipping, and warehousing.

 Equipment

      The  Company's  New   Braunfels,  Texas,  facility   is  equipped   for
 manufacturing, assembly, packaging, and shipping of centrifugally cast pewter, consumer products and pewter enhanced glass and ceramic ware. All of the Company's equipment is considered to be in good condition.


 Item 2.        Property

      The Company's executive office is located in a 50,000 square foot facility leased from a major shareholder at 1661 S. Seguin, New Braunfels, Texas 78130. The building is considered to be in excellent condition.

 The terms of this lease are summarized below.

                            Approximate Area     Lease            Monthly
 Type of Facility           in Square Feet     Expiration         Rental
 ------------------------   ----------------   ----------         -------
 Manufact/Warehouse-Texas       50,000          12/31/10          $14,558

      In May of 1998 the Broadview, IL facility was sold.



 Item 3.        Legal Proceedings

      The Company filed a lawsuit with the courts of Comal County, TX in July 1998 against National Starch and its subsidiary Perma Bond for losses realized as a result of the failure for its adhesive during June through October of 1997. On May 15, 2000, a jury ruled in favor of Great American Products and awarded the Company $520,000. The Judge overruled the jury's decision. The case is scheduled to go before the Appellate Court in the 2nd quarter of 2001.


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

                                           High Bid         Low Bid
                                          ----------
 2000           4th Quarter              $ 23     /32      $ 10     /32
                3rd Quarter                12     /32         9 1/2 /32
                2nd Quarter                 9 1/2 /32         9 1/2 /32
                1st Quarter                14     /32        14     /32

 1999           4th Quarter              $  7     /16      $ 12     /32
                3rd Quarter                15 1/2 /32        12     /32
                2nd Quarter                12 1/2 /32        11     /32
                1st Quarter                 7     /16         7     /32

  Holders
  -------                                   Approximate number of holders
  Title of Class                            of record as of March 2001
  --------------                            --------------------------
                Common Stock, par value                 321
                $.001 per share


 Dividends

      There have been no dividends paid on the Company's Common Stock since inception. It is currently expected that any additional earnings the Company realizes will be retained to finance growth. Dividends are restricted by the covenants stated in the Credit and Security Agreement between the Company and Wells Fargo Bank.

 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Set forth below is a discussion and analysis of the financial condition and operating results of the Company's operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

 Liquidity and Capital Resources

      The Company has a current ratio in 2000 of 2.0 to 1, which was little change from 1999 ratio of 2.2 to 1. Net cash decreased by $496 in 2000.

      Operating activities used $187,363 of cash in 2000, which includes a $324,532 increase in net working capital. Net working capital increased principally due to the $667,954 increase trade accounts receivable plus $554,346 increase in inventories. The increase in accounts receivable and inventories is attributed to over all business growth.

      Investing activities used $385,585 primarily for capital expenditures. Financing activities provided $572,452 that relates to net proceeds from revolving line of credit and cash overdraft required for day-to-day activities.

      On April 3, 2000 the Company entered into a banking relationship with Wells Fargo Bank, which provides a $1,500,000 line of credit. This credit line is subject to several affirmative and negative covenants. The affirmative covenants include report requirements, books and records inspection, account verification, compliance with laws, payment of taxes and other claims, maintenance of properties, insurance, preservation of existence, delivery of instruments, collateral account, performance by the borrower, minimum debt service coverage ratio, minimum net losses, and proceeds from sale of real property. The negative covenants include liens and indebtedness, guaranties, investments and subsidiaries, dividends, and capital expenditures. As of December 31, 2000 the outstanding loan balance was $1,129,346.

 Results of Operations
                               2000 versus 1999

      Net sales for the year ended December 31, 2000 increased by $1,405,161 or 15.1 % as compared to 1999. The increase was a result of several factors. The negative impact of the 1997 adhesive failure is fading. Our customers are focusing on our excellent service and product sell through.

      Gross profit margins increased from 43.6% in 1999 to 46.7% in 2000 as a
 result of lower cost  of goods produced  by the   Mexico manufacturer and  a
 focus on higher profit margin products and markets.

      Selling, general, and administration expenses increased $445,946 or 12.4%, but decreased 0.9% as a percent of sales.

      Net income increased from $231,192 in 1999 to of $516,064 in 2000, which increased earnings per share from of $.03 per share in 1999 to $.07 per share in 2000.

                               1999 versus 1998

      Net sales for the year-ending December 31, 1999, increased $978,355 or 11.8% as compared to 1998. The growth in revenues is due to the introduction of new products and excellent sell-through which is generating faster reorders. Foreign sales for 1999 decreased from 1998 by $148,497 or 53%. Buckles have represented the majority of foreign sales. The market for buckles both domestic and foreign is declining. Sales were also negatively impacted by the product failure of the Perma Bond adhesive discussed in legal proceedings, which occurred in the third and fourth quarters of 1997 and carried over into 1998 and 1999. The loss of revenues in these areas was offset by increased in revenues in NASCAR, and other licensed product sales.

      Gross profit increased $384,571 or 10.5% in 1999 over 1998. Gross profit margins remain virtually the same, 43.6% vs. 44.1%. Sales to one major customer were below our forecasted margin. The liquidation and closeout of dated merchandise also impacted our forecast of 46% gross profit margin.

      Selling, general and administrative expenses increased $454,925 or 14.5% over 1998. Royalties paid on licensed merchandise sales is a selling expense. Royalties increased from $585,172 to $684,536. The sales staff wages and associated expenses also increased from 1998 by $176,379, due to an increase in staffing levels. The Company also incurred $115,001 in legal expense in 1999 as opposed to $26,906 in 1998. This expense was associated with the Perma Bond lawsuit. Interest expense decreased in 1999 by $110,438 from $246,142 in 1998 to $135,704 in 1999. Interest expense, despite higher interest rates, was lower because of the overall reduction of debt and lower levels of borrowing.

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

 New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedge forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized I income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not have a material effect on its consolidated financial statements

 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable


                                   Part III

 Item 9.        Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:



 Name                Age       Position
 ---------------     ---       --------
 Roger R. Tuttle     53        Chairman of the Board of Directors, and
                               Chief Executive Officer and President of
                               Great American Products

 Jeffrey L. Smith    45        Secretary, Vice President and General Manager
                               of Great American Products, and a Director

 Mark Gottsacker     44        Treasurer, Vice President of Sales &
                               Marketing of Great American Products,
                               and a Director

      All directors of the Company serve in such capacity until the next annual meeting of the Company's Stockholder.following their election and until their successors have been elected and qualify. Subject to their contract rights as to compensation, a majority may remove with or without cause, officers at any time of the Board Directors.

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

 Item 10.       Executive Compensation

 Cash Compensation

      The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the years ended December 31, 2000, and 1999 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:


                                                   Other Annual    Long Term
     Name              Year   Salary     Bonus     Compensation   Compensation
 -------------------   ----   -------    -----     ------------   ------------
 Roger R. Tuttle       2000  $146,600    $3000         ----           ----
 Chairman of the       1999  $139,229     ----         ----           ----
 Board of Directors,   1998  $141,163     ----         ----           ----
 And Chief Executive   1997  $138,500     ----       $3,850           ----
  Officer

      The Company provides certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

      Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

 Compensation Pursuant to Plan

      The Company has a 401k Profit Sharing Plan and Trust for eligible employees. Employees of the Company who have completed six months of service are eligible to participate in the Plan under which the Company contributes amounts determined from time to time at its discretion. Company contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment with the Company. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment with the Company or age 65. Participants' account balances under the Trust as of the year ended December 31, 2000 for all executive officers as a group and for Mr. Tuttle were $324,425 and $265,152 respectively.


 Item 11.       Security Ownership of Certain Beneficial Owners and
                Management

      The following table provides information as of December 31, 2000 for each person who owned more than five (5%) percent of the Company's Common
 Stock beneficially and by each director and each officer and all officers and directors as a group:

                Name and                 Amount and
 Title          Address of               Nature of                Percent
 Of Class       Beneficial Owner         Beneficial Ownership     of Class
 --------       ----------------         --------------------    --------
 Security Ownership of Management:

 Common Stock   Tuttle Investments LTD        3,406,778            41.6%
                1661 S. Seguin Ave.
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



 Item 12.       Certain Relationships and Related Transactions

      The Company has a note payable to Roger R. Tuttle, the Chairman of the Board, which is summarized as follows:

      Secured promissory note,
      both principal and accrued interest payable
      to the major stockholder at a rate not to exceed 70%
      of net income on a quarterly basis, interest 8.5% per
      annually ( 8.75% at December 31, 1999)                     $505,671

      This note payable is subordinate to Wells Fargo Bank. Mr. Tuttle is also a guarantor of the line of credit at Norwest Business Credit.

      The Company leases the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $14,558. The lease expires December 31, 2010.


                                   PART IV

 Item 13.       Exhibits, Financial Statements Schedules, and Reports on
                Form 8-K

      (a)  1. Financial Statements:                                     Page
                                                                        ----
           Dyna Group International, Inc. and Subsidiary

           Report of Independent Accountants                             14

           Consolidated Balance Sheets - December 31, 2000 and 1999      15

           Consolidated Statements of income -- for the years ended
             December 31, 2000 and 1999                                  16

           Consolidated Statements of Changes in Stockholders' Equity
             - for the years ended December 31, 2000 and 1999            17

           Consolidated Statements of Cash Flows - for the years
             ended December 31, 2000 and 1999                            18

           Notes to Consolidated Financial Statements                    19

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

                       Dyna Group International, L.L.C.
                                 (Registrant)


  By   /s/ Roger R. Tuttle                         Date: March 29, 2001
       -------------------                         --------------------
       Roger R. Tuttle, Chairman of the Board and
                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  By   /s/ Roger R. Tuttle                         Date: March 29, 2001
       -------------------                         --------------------
       Roger R. Tuttle, Chairman of the Board and
                        Chief Executive Officer



  By   /s/ Jeffrey L. Smith                        Date: March 29, 2001
       -------------------                         --------------------
       Jeffrey L. Smith, Secretary and Director


  By   /s/ Mark Gottsacker                         Date: March 29, 2001
       -------------------                         --------------------
       Mark Gottsacker, Treasurer and Director

                                EXHIBIT INDEX
                                -------------

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

 (c) Agreement and Plan of Reorganization between Dyna Group International, L.L.C. and Great American Products, Ltd. dated December 26, 1986 (incorporated by reference to Exhibit 2 (c) to Form 10 Registration
      Statement File NO.   0-17385).

 (d) Agreement and Plan of Reorganization between Dyna Group International, L.L.C. and XL Marketing Corporation dated January 1, 1997 (incorporated by reference to Exhibit 2 (d) to Form 10 Registration Statement File No. 0-17385).

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




                DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Financial Statements                                            Page
                                                                       ----
       Independent Auditors' Report                                    F-2

       Consolidated Balance Sheets as of December 31, 2000 and 1999    F-3

       Consolidated Statements of Income for the Years Ended
          December 31, 2000 and 1999                                   F-4

       Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 2000 and 1999               F-5

       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000 and 1999                                   F-6

       Notes to Consolidated Financial Statements                      F-7




                      INDEPENDENT AUDITORS' REPORT


       To the Board of Directors and Stockholders
       Dyna Group International, Inc. and Subsidiary


       We have audited the accompanying consolidated balance sheets of Dyna Group International, Inc. and Subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyna Group International, Inc. and
       Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



       Certified Public Accountants
       March 2, 2001
       San Antonio, Texas



               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999




                        ASSETS                         2000          1999
                                                    ----------    ----------
  Current assets:
  Cash                                             $    10,000   $    10,496
  Receivables:
  Trade - net of allowance for doubtful
   accounts of $102,000 in 2000 and 1999             2,287,930     1,619,976
  Inventories                                        2,952,383     2,398,037
  Prepaid expenses and other                            79,275       265,525
  Deferred income taxes                                 97,584       120,084
                                                    ----------    ----------
  Total current assets                               5,427,172     4,414,118

  Property and equipment - net                         620,193       446,361
  Receivable from sale of joint venture interest        83,064        83,064
  Cash surrender value of life insurance                93,814       103,234
                                                    ----------    ----------
  Total assets                                     $ 6,224,243   $ 5,046,777
                                                    ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Cash overdraft                                   $   428,328   $   146,110
  Revolving line of credit                           1,129,346       769,219
  Note payable to related party                        449,098       483,292
  Current maturities of long-term debt                  15,332        15,689
  Accounts payable                                     296,753       183,653
  Accrued expenses and other liabilities               414,178       162,510
  Due to former joint venture                                -       284,040
                                                    ----------    ----------
  Total current liabilities                          2,733,035     2,044,513

  Deferred income taxes                                  9,192         3,285
  Long-term debt - less current maturities                   -        17,626
                                                    ----------    ----------
  Total liabilities                                  2,742,227     2,065,424
                                                    ----------    ----------
  Stockholders' equity:
  Common stock, $0.001 par value, 100,000,000
    shares authorized; 8,179,704 shares issued;
    7,440,925 shares outstanding (7,480,925
    shares outstanding in 1999)                          8,180         8,180
  Additional paid-in capital                           974,313       974,313
  Retained earnings                                  2,659,811     2,143,747
  Unearned compensation                                      -        (2,315)
                                                    ----------    ----------
                                                     3,642,304     3,123,925
  Less treasury stock - 738,779 and 698,779
    shares at cost for 2000 and 1999, respectively    (160,288)     (142,572
                                                    ----------    ----------
  Total stockholders' equity                         3,482,016     2,981,353
                                                    ----------    ----------
  Total liabilities and stockholders' equity       $ 6,224,243   $ 5,046,777
                                                    ==========    ==========

  The accompanying notes are an integral part of the consolidated financial statements.


               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       2000            1999
                                                    -----------    ----------
 Net sales                                         $ 10,698,524   $ 9,293,363
 Cost of sales                                        5,702,916     5,239,259
                                                    -----------    ----------
 Gross profit                                         4,995,608     4,054,104

 Selling, general, and administrative expenses        4,040,311     3,594,365
                                                    -----------    ----------
 Operating income                                       955,297       459,739
                                                    -----------    ----------
 Other income (expense):
   Interest and other income                                530        38,427
   Interest expense                                    (133,497)     (135,704)
   Gain (loss) on sale of assets                         (1,423)        7,910
                                                    -----------    ----------
 Total other income (expense)                          (134,390)      (89,367)
                                                    -----------    ----------
 Income before provision for income taxes               820,907       370,372

 Provision for income taxes                             304,843       139,180
                                                    -----------    ----------
 Net income                                        $    516,064   $   231,192
                                                    ===========    ==========
 Earnings per common share - basic and diluted     $       0.07   $      0.03
                                                    ===========    ==========
 Weighted-average common shares outstanding           7,444,418     7,497,687
                                                    ===========    ==========

  The accompanying notes are an integral part of the consolidated financial statements.


               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000 AND 1999


                                              Additional
                                      Common   Paid-In   Retained   Unearned       Treasury
                                      Stock    Capital   Earnings  Compensation     Stock         Total
                                     -------  --------  ---------   -----------   ---------    -----------

 Balance at December 31, 1998       $  8,180 $ 974,313 $1,912,555  $    (10,030) $ (135,761)  $  2,749,257

   Purchase of treasury stock              -         -          -             -      (6,811)        (6,811)
   Amortization                            -         -          -         7,715           -          7,715
   Net income                              -         -    231,192             -           -        231,192
                                     -------  --------  ---------   -----------   ---------    -----------
 Balance at December 31, 1999          8,180   974,313  2,143,747        (2,315)   (142,572)     2,981,353

   Purchase of treasury stock              -         -          -             -     (17,716)       (17,716)
   Amortization                            -         -          -         2,315           -          2,315
   Net income                              -         -    516,064             -           -        516,064
                                     -------  --------  ---------   -----------   ---------    -----------
 Balance at December 31, 2000       $  8,180 $ 974,313 $2,659,811  $          -  $ (160,288)  $  3,482,016
                                     =======  ========  =========   ===========   =========    ===========


                                                     Common Stock
                                              --------------------------
  Share Amounts                                 Issued         Treasury
  -------------                               ----------     -----------

  Balance at December 31, 1998                 8,179,704         681,779

    Purchase of treasury stock                         -          17,000
                                              ----------     -----------
  Balance at December 31, 1999                 8,179,704         698,779

    Purchase of treasury stock                         -          40,000
                                              ----------     -----------
  Balance at December 31, 2000                 8,179,704         738,779
                                              ==========     ===========

  The accompanying notes are an integral part of the consolidated financial statements.



               DYNA GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000         1999
                                                    ---------    ---------
 Cash flows from operating activities:
 Net income                                        $  516,064   $  231,192
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    210,330      235,730
     Amortization of unearned compensation              2,315        7,715
     Deferred income taxes                             28,407        2,933
     Gain (loss) on sale of assets                      1,423       (7,910)
     Changes in assets and liabilities:
       Trade accounts receivables                    (667,954)    (370,643)
       Inventories                                   (554,346)     (86,913)
       Prepaid expenses and other                     186,250      (56,067)
       Cash surrender value of life insurance           9,420            -
       Accounts payable                               113,100     (100,594)
       Accrued expenses and other liabilities         251,668       38,821
       Due to former joint venture                   (284,040)     251,266
                                                    ---------    ---------
 Net cash provided by (used in)
   operating activities                              (187,363)     145,530
                                                    ---------    ---------
 Cash flows from investing activities:
   Proceeds from sale of property                      14,300        7,910
   Capital expenditures                              (399,885)    (246,721)
                                                    ---------    ---------
 Net cash used in investing activities               (385,585)    (238,811)
                                                    ---------    ---------
 Cash flows from financing activities:
   Cash overdraft                                     282,218      146,110
   Payments on long-term debt                         (17,983)      (6,871)
   Payments on note payable to related party          (34,194)     (39,012)
   Proceeds from revolving line of credit           7,676,624    9,061,915
   Repayment of  revolving line of credit          (7,316,497)  (9,064,035
   Purchase of treasury stock                         (17,716)      (6,811)
                                                    ---------    ---------
 Net cash provided by financing activities            572,452       91,296
                                                    ---------    ---------
 Net decrease in cash                                    (496)      (1,985)

 Cash at beginning of year                             10,496       12,481
                                                    ---------    ---------
 Cash at end of year                               $   10,000   $   10,496
                                                    =========    =========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for:
   Interest                                        $   82,663   $  106,600
   Income taxes                                    $  178,852   $  138,500

 NONCASH INVESTING AND FINANCING ACTIVITIES:

   See Note 16

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

 Effective September 15, 1999, the Parent's wholly-owned subsidiary, Great American Products, was converted to a Texas Limited Partnership, now named Great American Products, Ltd. (the "Ltd."), and Dyna Group of Texas L.L.C (the "L.L.C.") was created using capital contributions from the Parent. In connection with this, the Parent contributed 1% of its stock in the Ltd. to the L.L.C. The conversion allows the Ltd. to be taxed in Texas as a partnership. Accordingly, Texas franchise tax will be limited to 1% L.L.C. interest after September 15, 1999.

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


  2.  Summary of Significant Accounting Policies

 Earnings Per Common Share

 Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.


 Following is a summary of the basic and diluted earnings per share calculations:

                                                         Years Ended
                                                         December 31,
                                                      2000          1999
                                                  -------------------------
  Basic and Diluted
  -----------------
  Net income as reported                           $   516,064  $   231,192
  Weighted-average common shares outstanding         7,444,418    7,497,687
  Basic and diluted earnings per share             $      0.07  $      0.03


 Concentration of Credit Risk

 Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high-credit quality financial institutions.


 Fair Value of Financial Instruments

 Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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


 Recent Accounting Pronouncements

 Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

 Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not have a material effect on its consolidated financial statements.


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


 Deferred Income Taxes

 Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


 Treasury Stock

 Treasury stock is carried at cost.


 Revenue Recognition Policy

 Revenue is recognized when the product is shipped.


 Reclassifications

 Certain amounts have been reclassified from prior presentations at December 31, 1999 to conform to classifications at December 31, 2000. There is no effect on previously reported net income or retained earnings.


  3.  Inventories


 The major components of inventories are as follows:


                                                      December 31,
                                                   2000         1999
                                                -----------------------

  Raw materials                                 $  768,345   $  516,308
  Work in process                                   52,315       55,079
  Finished goods                                 2,122,379    1,815,764
  Retail store                                       9,344       10,886
                                                 ---------    ---------
                                                $2,952,383   $2,398,037
                                                 =========    =========



  4.  Property and Equipment


 Property and equipment consist of the following:


                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Building improvements                          $  116,329  $   49,210
  Machinery, equipment, and furnishings             615,318     402,234
  Molds and dies                                  2,742,557   2,640,808
                                                  ---------   ---------
                                                  3,474,204   3,092,252
  Less accumulated depreciation and amortization  2,854,011   2,645,891
                                                  ---------   ---------
                                                 $  620,193  $  446,361
                                                  =========   =========


 Depreciation and amortization expense by major asset classification is summarized below:

                                                      Years Ended
                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Building improvements                          $    2,096  $    1,142
  Machinery, equipment, and furnishings              86,601      55,546
  Molds and dies                                    121,633     179,042
                                                  ---------   ---------
                                                 $  210,330  $  235,730
                                                  =========   =========


 Depreciation and amortization expense is reflected in the accompanying consolidated financial statements as follows:

                                                      Years Ended
                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Cost of sales                                  $  181,126  $  219,705
  Selling, general, and administrative expenses      29,204      16,025
                                                  ---------   ---------
                                                 $  210,330  $  235,730
                                                  =========   =========


  5.  Revolving Line of Credit

 During 2000, the Company secured a revolving line of credit with a bank with a maximum borrowing limit of $1,500,000. The line of credit carries a floating interest rate based on a bank's established index plus 0.75% (10.5% base rate at December 31, 2000). The line of credit is secured by equipment, intangibles, inventories, receivables, investment property, and the lockbox bank account. The Company is required to deposit any and all collections of accounts receivable and all other proceeds of collateral into the lockbox account. The funds in the lockbox account are then applied as a paydown on the line of credit. The remaining balance, if any, in the lockbox account is transferred to the Company's operating account. The line of credit is guaranteed by the majority stockholder. The agreement contains certain restrictive covenants concerning the maintenance of certain financial statement ratios and limitations on capital expenditures, officers/directors compensation, and it limits the repayment of subordinated debt to no greater than 70.0% of net income as reflected on a quarterly basis. At December 31, 2000, the Company was in compliance with all debt covenants or had obtained a waiver. The note matures on March 31, 2001.


  6.  Note Payable to Related Party

 The 8.50% promissory note to the majority stockholder is subordinate to the revolving line of credit discussed in note 5 and is secured by the assets of the Company.

 Interest expense relating to this note for the years ended December 31, 2000 and 1999 was $44,611 and $44,905, respectively, of which $56,573 and $26,466 remained unpaid at December 31, 2000 and 1999, respectively.


  7.  Long-Term Debt


 Long-term debt consists of the following:


                              Monthly   Interest Payable     December 31,
     Collateral             Installment   Rate   Through    1999      1998
                            ----------- -------- --------  -----------------

 Bank installment loan - car    1,243     8.75%    2,001  $ 11,938  $ 25,181
 Finance company - equipment      438     8.75%    2,001     3,394     8,134
                                                           -------   -------
                                                            15,332    33,315
 Less current maturities                                    15,332    15,689
                                                           -------   -------
                                                          $      -  $ 17,626
                                                           =======   =======


  8.  Income Tax and Deferred Income Tax

 The provision for taxes on income consists of and represents the tax effect of the following:

                                                      Years Ended
                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Current:
    Federal                                      $  273,937  $  128,271
    State                                             2,499       7,976
  Deferred                                           28,407       2,933
                                                  ---------   ---------
                                                 $  304,843  $  139,180
                                                  =========   =========


 Income tax expense from continuing operations differs from the amount which would be provided by applying the statutory federal income tax rates because of the following:

                                                      Years Ended
                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Computed at the expected statutory rate        $ 279,108   $  125,926
  State income taxes                                 2,499        5,264
  Permanent differences                              5,302        6,710
  Expired charitable contribution carryforward      15,863            -
  Other                                              2,071        1,280
                                                  --------    ---------
                                                 $ 304,843   $  139,180
                                                  ========    =========

 The temporary differences that result in deferred tax assets are as follows:

                                                      December 31,
                                                    2000        1999
                                                 ---------------------
  Deferred tax assets:
    Allowance for doubtful accounts              $  34,680   $  34,680
    Accruals                                        26,035      12,227
    Inventories                                     30,114      22,630
    Contributions carryforward                       6,755      50,547
                                                  --------    --------
    Gross deferred tax assets                       97,584     120,084
  Valuation allowance                                    -           -
                                                  --------    --------
    Total deferred tax assets                       97,584     120,084

  Deferred tax liabilities - depreciation           (9,192)     (3,285)
                                                  --------    --------
    Net deferred tax asset                       $  88,392   $ 116,799
                                                  ========    ========

 There was no change in the valuation allowance during the years ended December 31, 2000 or 1999.


  9.  Accrued Expenses and Other Liabilities

 Accrued expenses and other liabilities consist of the following:


                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Salary, payroll taxes, and other               $  92,556   $  33,722
  Accrued royalties                                102,976      79,350
  Accrued interest                                  86,796      35,962
  Income taxes payable                              97,037           -
  Accrued commissions and other                     34,813      13,476
                                                  --------    --------
                                                 $ 414,178   $ 162,510
                                                  ========    ========


 10.  Employee Benefit Plan

 The Company has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. The Company made a $31,680 contribution during 2000 ($36,800 in 1999).


 11.  Commitments

 Operating Leases

 The Company leases its facility under an operating lease agreement with the majority stockholder which expires in 2010. The Company leases other equipment from outside sources in the normal course of business with various expiration dates. Total rent expense was $214,026 and $200,416 for the years ended December 31, 2000 and 1999, respectively, of which $192,694 and $167,903, respectively, was to the related party.

 Future minimum rental commitments as of December 31, 2000 were as follows:

                                            Related
                                             Party      Other       Total
                                           ---------   -------    ---------
   Year ending December 31,
            2001                          $  185,135   $ 7,743   $  192,878
            2002                             195,575       712      196,287
            2003                             205,354         -      205,354
            2004                             215,621         -      215,621
            2005                             226,403         -      226,403
            Thereafter                     1,313,567         -    1,313,567
                                           ---------    ------    ---------
                                          $2,341,655   $ 8,455   $2,350,110
                                           =========    ======    =========


 Future Royalty Guarantees

 At  December  31,  2000,  commitments  for  royalty  guarantees  to   sports
 organizations and other commercial entities were as follows:


   Year ending December 31,
             2001                                    $   105,010



 The Company has entered into employment agreements with two key employees. Additionally, the Company has entered into a stock repurchase agreement with the majority stockholder of the Company.

 Under these agreements, the Company and two employees are required to purchase all or a portion of the shares held by the majority stockholder upon his death. The agreements establish a purchase price which is the average daily "asked price" over the six-month period ending on the date of death. Any proceeds from existing life insurance policies, owned by the Company for the benefit of the Company and the two employees, on the life of the majority stockholder would be paid toward the purchase price. At December 31, 2000, the Company and the two employees owned life insurance policies on the life of the majority stockholder with face amounts totaling $1,250,000. Premiums paid on behalf of the two employees will be repaid from the proceeds of the life insurance upon death of the majority stockholder.


 12.  Foreign Operations and Export Sales

 The Company markets its product both domestically and internationally from its facility in New Braunfels, Texas. Export sales were as follows:

                                                      Years Ended
                                                      December 31,
                                                    2000        1999
                                                -----------------------
  Europe                                         $  73,819   $  86,427
  Canada                                           111,967     102,095
  Australia                                         16,341      23,976
  Other                                             52,499      20,262
                                                  --------    --------
                                                 $ 254,626   $ 232,760
                                                  ========    ========

 In August 1994, the Company entered into a joint venture agreement with a Mexican company for the manufacturing and painting of its products. In December 1999, the Company sold its ownership interest in the joint venture to the joint venture partners for its carrying amount, which approximated fair value. The Company's ownership interest in the joint venture through the date of sale was 40%. The investment was accounted for using the equity method of accounting. The receivable arising from the sale, totaling $83,064, is included in the accompanying consolidated balance sheet.

 For the years ended December 31, 2000 and 1999, the Company purchased products from the Mexican company totaling $2,585,921 and $2,292,601, respectively.


 13.  Major Customers

 The Company sells to approximately 2,400 customers; one accounted for 20% of sales for the year ended December 31, 2000 (18% in 1999). Additionally, this customer accounted for 6% of the outstanding accounts receivable at December 31, 2000 and 1999.


 14.  Stockholders' Equity

 In 1997 and 1998, the Company issued 45,000 and 27,778 shares of treasury stock, respectively, to employees as a bonus. In connection with this transaction, the Company recorded $16,200 in unearned compensation which was amortized over three years. The amounts have been fully amortized as of December 31, 2000.

 In December 1999, the Company announced that they would purchase up to a 1,000,000 shares of outstanding common stock. The Company purchased 40,000 shares of stock for $17,716 during the year ended December 31, 2000 (17,000 shares for $6,811 in 1999).


 15.  Litigation

 The Company is a plaintiff in a lawsuit filed against one of its vendors for alleged sales of defective glue products used in manufacturing. The case went to trial in 2000. The jury found the vendor responsible for damages to the Company. The court, however, awarded no damages to the Company and ordered the Company to pay court costs of approximately $5,600. The Company has appealed this judgment.


 16.  Noncash Investing and Financing Activities

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

 - The Company sold its investment in joint venture for a receivable during the year ended December 31, 1999.


 17.  Advertising Costs

 Advertising costs are expensed as incurred. For the year ended December 31, 2000, advertising costs of $33,909 ($29,715 in 1999) were included in selling, general, and administrative expenses.