Form 10QSB
period 2001-03-31
DYNA GROUP INTERNATIONAL INC
filed 2001-05-21
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    March 31, 2001

                                      Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from ______________  to _________________

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


 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 7,440,925.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


                                               March 31,        December 31,
                                                 2001               2000
                                              ----------        ----------
                                              (Unaudited)
                ASSETS
   Cash                                      $    10,000       $    10,000
   Accounts receivable, less allowance
     For doubtful accounts of $102,000         1,891,273         2,287,930
   Due from former joint venture                 364,261                 -
   Inventories                                 3,278,408         2,952,383
   Prepaid expenses and other                    168,680            79,275
   Deferred income taxes                          97,584            97,584
                                              ----------        ----------
 Total Current Assets                          5,810,206         5,427,172


  Property and equipment- net                    631,120           620,193
  Recievable from sale of
    joint venture interest                        83,064            83,064
  Cash surrender value of life insurance          93,814            93,814
                                              ----------        ----------
                 Total Assets                $ 6,618,204       $ 6,224,243
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


                                               March 31,       December 31,
                                                  2001             2000
                                              ----------        ----------
                                              (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Cash overdraft                            $   288,326       $   428,328
   Revolving line of credit                    1,130,549         1,129,346
   Notes payable related party                   444,183           449,098
   Accounts payable                              776,424           296,753
   Accrued expenses                              343,590           414,178
   Current maturities of long-term debt           10,590            15,332
   Income taxes payable                           39,637                 -
                                              ----------        ----------
               Total current liabilities       3,033,299         2,733,035

  Deferred income taxes                            9,192             9,192
                                              ----------        ----------
               Total liabilities               3,042,491         2,742,227

 STOCKHOLDERS' EQUITY:
   Common stock $ .001 par value -
     authorized, 100,000,000 shares;
     issued 8,179,704; 7,440,925
     shares outstanding (7,480,925 - 1999)         8,180             8,180
   Capital in excess of par value                974,313           974,313
   Retained earnings                           2,753,508         2,659,811
                                              ----------        ----------
                                               3,736,001         3,642,304

    Treasury stock - 738,779 at cost            (160,288)         (160,288)

  Total Stockholders' Equity                   3,575,713         3,482,016
                                              ----------        ----------
 Total Liabilities and
   Stockholders' Equity                      $ 6,618,204       $ 6,224,243
                                              ==========        ==========


                     See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                              Three Months Ended March 31,
                                                 2001              2000
                                              ----------        ----------
 NET SALES                                   $ 2,755,803       $ 1,877,714

 COST OF GOODS SOLD                            1,441,464         1,037,288
                                              ----------        ----------
           Gross profit                        1,314,339           840,426

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                     1,115,319           864,564
                                              ----------        ----------
           Operating Income/(Loss)               199,020           (24,138)

 INTEREST EXPENSE                                 33,439            26,545
                                              ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES               165,581           (50,683)

 PROVISION FOR INCOME TAXES                       61,600             1,300
                                              ----------        ----------
 NET INCOME/(LOSS)                           $   103,981       $   (51,983)
                                              ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE              $       .01       $      (.01)

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   7,440,925         7,460,925



                     See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   Three months Ended March 31,
                                                      2001              2000
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $   103,981       $   (51,983)
   Adjustments to reconcile net income/(loss)
   to net cash used by operating activities -
     Depreciation and amortization                     61,572            33,496
     Provision for losses on accounts receivable        7,383            35,500

  Change in assets and liabilities:
       Decrease in accounts receivable                 32,396           432,005
       Increase in inventories                       (326,025)         (402,815)
       Increase in prepaid expenses and other         (89,405)          138,693
       Increase in accounts payable                   479,671           175,136
       Decrease in accrued expenses                   (70,588)         (214,128)
       Increase in income tax payable                  39,637             1,300
       Decrease (increase) in other assets            (57,304)           (8,025)
                                                   ----------        ----------
       Cash provided (used) by operating activities   181,318           139,179

 CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditure                                (72,499)          (77,881)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                    (140,002)          (26,401)
   Payments on long-term debt                          (4,742)           (4,377)
   Increase (decrease) in notes payable                35,925           (12,940)
   Purchased treasury stock                                 -           (17,580)
                                                   ----------        ----------
         Cash used in financing activities           (108,819)          (61,298)

 DECREASE IN CASH                                           -                 -

 CASH, beginning of period                             10,000            10,496
                                                   ----------        ----------
 CASH, end of period                              $    10,000       $    10,496
                                                   ==========        ==========
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for -
       Interest                                   $    37,432            30,378


                      See accompanying notes

                  DYNA GROUP INTERNATIONAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 NOTE 1 - FINANCIAL INFORMATION

 The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

 The financial information included herein at March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements for 2000.


 NOTE 2 - INVENTORIES

           Inventories consist of the following:

                                     March 31, 2001  December 31, 2000
                                       ----------        ----------
           Raw materials              $   895,675       $   768,345
           Work in process                 35,245            52,315
           Finished goods               2,337,577         2,122,379
           Retail Store                     9,911             9,344
                                       ----------        ----------
                                      $ 3,278,408       $ 2,952,383
                                       ==========        ==========


 NOTE 3 - STOCKHOLDERS' EQUITY

 During the quarter ended March 31 2000, the Company purchased 40,000 treasury shares for $17,580.



 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 The Company's working capital ratio at March 31, 2001 was 1.9, which is slightly lower from December 31, 2000 of 2.0. This is a result of an increase in inventories and accounts payable and decrease in accounts receivables.

 During the first quarter of 2001, financing activities used $108,819 due to purchase of additional inventories. Effective April 3, 2000, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $1,500,000.

 As of March 31, 2001, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.


 Results of Operations

 Net sales for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 increased $878,089 or 46.8%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

 The gross margin percent increased to 48% as compared to 45% in 2000. The cost of goods sold was lower due to product mix this quarter.

 The total selling, general and administrative expenses increased 29%, from $864,564 in 2000 to $1,115,319 in 2001. The increase in costs is primarily due to the increased sales of licensed products resulting in higher royalty expenses.

 For the first quarter of 2001, the Company's net income was $103,981 as compared to the net loss for 2000 of $51,983. The gross profit margin was higher due to mix sold this quarter, which effected our net earnings.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DYNA GROUP INTERNATIONAL, INC.

                                 (Registrant)

 Date:  May 21, 2001              /s/ Roger R. Tuttle
                                  ----------------------------------------
                                 (Signature)  Roger R. Tuttle, Chairman of
                                 the Board and Chief Executive Officer