Form 10QSB
period 2001-06-30
DYNA GROUP INTERNATIONAL INC
filed 2001-08-20
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the period ended:    June 30, 2001

                                      Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from ______________  to ________________

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of months (or for such shorter period that the registrant was required the Securities Exchange Act of 1934 during the preceding 12 to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days.

 [ X ] Yes     [   ] No

     The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 7,564,591.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


 ASSETS
                                               June 30,         December 31,
                                                 2001              2000
                                              ----------        ----------
                                             (Unaudited)
 CURRENT ASSETS:
   Cash                                      $    10,000       $    10,000
   Accounts receivable, less allowance
     For doubtful accounts of $102,000         2,232,568         2,287,930
   Due from Former Joint Venture                 495,543                 -
   Inventories                                 3,448,825         2,952,383
   Other Current Assets                          110,986            79,275
   Deferred income taxes                          97,584            97,584
                                              ----------        ----------
                                               6,395,506         5,427,172
                                              ----------        ----------

 Property and Equipment-Net                      666,684           620,193
 Sale of Joint Venture                            83,064            83,064
 Cash surrender value life insurance              93,814            93,814
                                              ----------        ----------
                                                 843,562           797,071


                                             $ 7,239,068       $ 6,224,243
                                              ==========        ==========

                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


 LIABILITIES AND
 STOCKHOLDERS' EQUITY                          June 30,        December 31,
                                                 2001              2000
                                              ----------        ----------
                                              (Unaudited)
 CURRENT LIABILITIES:
   Cash overdraft                            $   319,793       $   428,328
   Revolving line of credit                    1,224,788         1,129,346
   Notes payable related party                   435,943           449,098
   Accounts payable                            1,012,899           296,753
   Accrued expenses                              439,234           414,178
   Current maturities of long-term debt            5,742            15,332
   Income taxes payable                           42,587                 -
                                              ----------        ----------
               Total current liabilities     $ 3,480,986       $ 2,733,035
                                              ----------        ----------
  Deferred income taxes                            9,192             9,192
                                              ----------        ----------
 Total liabilities                             3,490,178         2,742,227
                                              ----------        ----------
 STOCKHOLDERS' EQUITY:
   Common stock $ .001 par value -
     authorized, 100,000,000 shares;
     issued 8,213,037; 7,564,591
     shares outstanding (7,460,925 - 2000)         8,180             8,180
   Capital in excess of par value                974,313           974,313
   Retained earnings                           2,929,485         2,659,811
                                              ----------        ----------
                                               3,911,978         3,642,304

    Treasury stock - 648,446 and 681,779
     shares, at cost                            (163,088)         (160,288)
                                              ----------        ----------
  Total Stockholders' equity                   3,748,890         3,482,016
                                              ----------        ----------
 Total Liability and Stockholders' equity    $ 7,239,068       $ 6,224,243
                                              ==========        ==========

                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                              Three Months Ended June 30,
                                                 2001              2000
                                              ----------        ----------

 NET SALES                                   $ 3,497,208       $ 2,720,065

 COST OF GOODS SOLD                            1,861,951         1,507,338
                                              ----------        ----------
           Gross profit                        1,635,257         1,212,727

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                     1,322,263         1,057,662
                                              ----------        ----------
           Operating Income/(Loss)               312,994           155,065

 INTEREST EXPENSE                                 33,626            38,841
                                              ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES               279,368           116,224

 PROVISION FOR INCOME TAXES                      103,400            21,000
                                              ----------        ----------
 NET INCOME/(LOSS)                           $   175,968       $    95,224
                                              ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE              $     .0233       $     .0127

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   7,564,591         7,460,925


                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Six Months Ended June 30,
                                                  2001             2000
                                              ----------        ----------
 NET SALES                                   $ 6,253,012       $ 4,597,778

 COST OF GOODS SOLD                            3,303,413         2,539,474
                                              ----------        ----------
           Gross profit                        2,949,599         2,058,304

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                     2,437,576         1,927,381
                                              ----------        ----------
           Operating Income/(Loss)               512,023           130,923

 INTEREST EXPENSE                                 67,067            65,385
                                              ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES               444,956            65,538

 PROVISION FOR INCOME TAXES                      165,000            22,300
                                              ----------        ----------
 NET INCOME/(LOSS)                               279,956            43,238


 INCOME/(LOSS) PER COMMON SHARE              $      .037       $     .0058

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   7,564,591         7,460,925


                            See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    Six months Ended June 30,
                                                      2001              2000
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $   279,956       $    43,238
   Adjustments to reconcile loss to net
   cash used by operating activities -
     Depreciation and amortization                    117,791            91,847


  Change in assets and liabilities:
       Decrease in accounts receivable                 55,362          (219,945)
       Increase in inventories                       (496,442)         (749,971)
       Increase in prepaid expenses and other         (31,711)              748
       Increase (decrease) in accounts payable        716,146           782,479
       Increase (decrease) in accrued expenses         25,056          (198,931)
       Increase in income tax payable                  42,587            22,300
       Decrease (increase) in other assets           (495,543)          (28,962)
                                                   ----------        ----------
   Cash provided (used) by operating activities       213,202          (257,199)

 CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditure                               (174,564)         (226,758)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                    (108,535)           23,469
   Payments on long-term debt                          (9,590)           (7,675)
   Increase (decrease) in notes payable                82,287           486,767
   Purchase treasury stock                             (2,800)          (17,604)
                                                   ----------        ----------
   Cash provided (used) by financing activities       (38,638)          484,957

 INCREASE (DECREASE) IN CASH                                -             1,000

 CASH, beginning of period                             10,000            10,496
                                                   ----------        ----------
 CASH, end of period                              $    10,000       $    11,496
                                                   ==========        ==========

 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the period for -
       Interest                                   $    70,817       $    49,784


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

 The financial information included herein at June 30, 2001 and for the six months ended June 30, 2001 and June 30, 2000 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements for 2000.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 The Company's working capital ratio at June 30, 2001 was 1.84, which is lower from 2.0 at December 31, 2000.

 During the second quarter of 2001, financing activities used $38,638 due to purchases of additional inventories. Effective April 3, 2001, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $2,000,000.

 As of June 30, 2001, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

 Results of Operations

 Net sales for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 increased $1,655,234 or 36%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

 For the six months ended, the gross margin percent increased to 47.2% in 2001 as compared to 44.8% in 2000 for the same time period. The cost of goods sold was lower due to the customer base and product mix this quarter.

 The total selling, general and administrative expenses increased 26.5%, from $1,927,381 in 2000 to $2,437,576 in 2001. The increase in costs is primarily due to the increased sales of licensed products resulting in higher royalty expenses.

 The jury returned a verdict in the Company's favor in a lawsuit against a vendor, which was overturned by the judge. The case is currently in
 the appeals  process.   All costs  of  the case  have been  expensed  as
 incurred.

 For the second quarter of 2001 the Company's pre-tax income was $279,368 as compared to the income for 2000 of $116,224. The gross profit margin was higher due to customer base and product mix sold this quarter, which affected our net earnings.



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

                                 DYNA GROUP INTERNATIONAL, INC.
                                 ----------------------------------------
                                 (Registrant)

 Date:  August 20, 2001          /s/ Roger R. Tuttle
                                 ----------------------------------------
                                 (Signature)  Roger R. Tuttle, Chairman
                                 of the Board and Chief Executive Officer