Form 10QSB
period 2001-09-30
DYNA GROUP INTERNATIONAL INC
filed 2001-11-14
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the period ended:    September 30, 2001

                                Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________________  to____________

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

 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 7,564,591.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET

 ASSETS
                                            September 30,      December 31,
                                                 2001              2000
                                              ----------        ----------
                                             (Unaudited)
 CURRENT ASSETS:
   Cash                                      $    10,000       $    10,000
   Accounts receivable, less allowance
     For doubtful accounts of  $102,000        2,273,114         2,287,930
   Investment in Joint Venture                   461,170                 -
   Inventories                                 3,352,628         2,952,383
   Other Current Asset                           114,543            79,275
   Deferred income taxes                          97,584            97,584
                                              ----------        ----------
                                               6,309,039         5,427,172
                                              ----------        ----------

 Property and Equipment-Net                      656,734           620,193
 Investment in Joint Venture                      83,064            83,064
 Cash surrender value life insurance             101,814            93,814
                                              ----------        ----------
                                                 841,612           797,071


                                             $ 7,150,651       $ 6,224,243
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET

 LIABILITIES AND
 STOCKHOLDERS' EQUITY
                                            September 30,      December 31,
                                                 2001              2000
                                              ----------        ----------
                                             (Unaudited)
 CURRENT LIABILITIES:
   Cash overdraft                            $   453,031       $   428,328
   Revolving line of credit                    1,284,659         1,129,346
   Notes payable related party                   428,474           449,098
   Accounts payable                              579,039           296,753
   Accrued expenses                              383,112           414,178
   Current maturities of long-term debt            1,226            15,332
   Income taxes payable                           40,037                 -
                                              ----------        ----------
               Total current liabilities     $ 3,169,578       $ 2,733,035
                                              ----------        ----------
  Deferred incom taxes                             9,192             9,192
                                              ----------        ----------
 Total liabilities                             3,178,770         2,742,227
                                              ----------        ----------
 STOCKHOLDERS' EQUITY:
   Common stock $ .001 par value -
     authorized, 100,000,000 shares;
     issued 8,213,037; 7,564,591
     shares outstanding (7,460,925 - 2000)         8,180             8,180
   Capital in excess of par value                974,313           974,313
   Retained earnings                           3,152,476         2,659,811
                                              ----------        ----------
                                               4,134,969         3,642,304

    Treasury stock - 648,446 and 681,779
      shares, at cost                           (163,088)         (160,288)
                                              ----------        ----------
  Total Stockholders' equity                   3,971,881         3,482,016
                                              ----------        ----------
 Total Liability and Stockholders' equity    $ 7,150,651       $ 6,224,243
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Three Months Ended September 30,
                                                 2001              2000
                                              ----------        ----------

 NET SALES                                   $ 3,336,693       $ 3,019,924

 COST OF GOODS SOLD                            1,808,968         1,650,241
                                              ----------        ----------
           Gross profit                        1,527,725         1,369,683

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                     1,167,426         1,020,369
                                              ----------        ----------
           Operating Income/(Loss)               360,299           349,314

 INTEREST EXPENSE                                 35,785            17,087
                                              ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES               324,514           332,227

 PROVISION FOR INCOME TAXES                       98,000           107,300
                                              ----------        ----------
 NET INCOME/(LOSS)                           $   226,514       $   224,927
                                              ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE              $       .03       $       .03

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   7,564,591         7,460,925


                     See accompanying notes.

                        DYNA GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Nine Months Ended September 30,
                                                 2001              2000
                                              ----------        ----------
 NET SALES                                   $ 9,589,704       $ 7,617,702

 COST OF GOODS SOLD                            5,112,375         4,189,817
                                              ----------        ----------
           Gross profit                        4,477,329         3,427,885

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                     3,608,527         2,947,786
                                              ----------        ----------
           Operating Income/(Loss)               868,802           480,099

 INTEREST EXPENSE                                102,852            82,472
                                              ----------        ----------
 INCOME/(LOSS) BEFORE INCOME TAXES               765,950           397,627

 PROVISION FOR INCOME TAXES                      263,000           129,600
                                              ----------        ----------
 NET INCOME/(LOSS)                           $   502,950       $   268,027
                                              ==========        ==========

 INCOME/(LOSS) PER COMMON SHARE              $       .07       $       .04

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   7,564,591         7,460,925

                  DYNA GROUP INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 Nine months Ended September 30,
                                                      2001              2000
                                                   ----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income/(Loss)                                $   502,950       $   268,027
   Adjustments to reconcile loss to net
   cash used by operating activities -
     Depreciation and amortization                    188,864           156,982

  Change in assets and liabilities:
       Decrease in accounts receivable                 14,816          (123,781)
       Increase in inventories                       (400,245)         (831,381)
       Increase in other current assets               (35,268)          158,781
       Increase (decrease) in accounts payable        282,286           538,334
       Increase (decrease) in accrued expenses        (31,066)         (236,635)
       Increase in income tax payable                  40,037           129,600
       Decrease (increase) in other assets           (469,170)          (36,498)
                                                   ----------        ----------
  Cash provided (used) by operating activities       (409,746)         (244,588)

 CASH FLOWS FROM INVESTING ACTIVITIES-
     Purchase of equipment                           (235,690)         (227,416)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                       24,703           (47,390)
   Payments on long-term debt                         (14,106)          (13,320)
   Net increase in revolving line of credit           155,313           321,891
   Net payments on related party note payable         (20,624)                -
                                                   ----------        ----------
   Purchase treasury stock                             (2,800)          (17,604)

  Cash provided (used) by financing activities        142,486           243,565

 INCREASE (DECREASE) IN CASH                            --0--              (412)

 CASH, beginning of period                             10,000            10,496
                                                   ----------        ----------
 CASH, end of period                              $    10,000       $    10,084
                                                   ----------        ----------

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

 The financial information included herein at September 30, 2001 and for the nine months ended September 30, 2001 and September 30, 2000 is unaudited and, in the opinion of the Company, reflects all adjustments (which includes only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods. The information in the consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements for 2000.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 The Company's working capital ratio at September 30, 2001 was 1.99, which is slightly lower from 2.0 at December 31, 2000.

 During the first nine months of 2001, financing activities provided $142,486 due to purchases of additional inventories of $400,245 and additional equipment of $235,690. Effective April 3, 2001, the Company secured a line of credit with a Texas bank with a maximum borrowing limit of $2,000,000.

 As of September 30, 2001, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet its current and future needs.

 Results of Operations

 Net sales for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 increased $1,972,003 or 25.9%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base.

 For the nine months ended, the gross margin percent increased to 46.7% in 2001 as compared to 45% in 2000 for the same time period. The cost of goods sold was lower due to the customer base and product mix this quarter.

 The total selling, general and administrative expenses increased 22.2%, from $2,947,786 in 2000 to $3,608,527 in 2001. The increase in costs is primarily due to the increased sales of licensed products resulting in higher royalty expenses.

 The jury returned a verdict in the Company's favor in a lawsuit against a vendor, which was overturned by the judge. The case is currently in the appeals process. All costs of the case have been expensed as incurred.

 For the third quarter of 2001 the Company's pre-tax income was $324,514 as compared to the income for 2000 of $332,227. The gross profit margin was higher due to customer base and product mix sold this quarter, which affected our net earnings.

                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DYNA GROUP INTERNATIONAL, INC.
                                 (Registrant)

 Date:  November 14, 2001        /s/ Roger R. Tuttle
                                 ----------------------------------------
                                 (Signature)  Roger R. Tuttle, Chairman
                                 of the Board and Chief Executive Officer