Form 10KSB
period 2001-12-31
DYNA GROUP INTERNATIONAL INC
filed 2002-04-09
CIK 844787

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB

 [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and
     Exchange Act of 1934.

        For the fiscal year ended:    December 31, 2001

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

 The net sales for the year ended December 31, 2001 were $12,827,507.

 The aggregate market value of the voting stock held by non-affiliated of the registrant as of March 27, 2002 was $3,707,941.

 The number of shares outstanding of the registrant's common stock as of March 27 2001 was 8,184,704.

 DOCUMENTS INCORPORATED BY REFERENCE

 None.

                                    Part I

 Item 1.   Business

 General

      Dyna Group International, Inc. is a Nevada corporation and conducts all of its business through its wholly owned subsidiary, Great American Products, LTD. ("Great American").

      In August 1994, we entered into a joint venture agreement with Mexican individuals for the manufacturing of our products.

      In January 1997, we leased a manufacturing/warehousing facility in New Braunfels, Texas, and moved our corporate offices and plant operations and sold the Broadview, IL facility.

      Effective September 15, 1999, the Parent's wholly-owned subsidiary, Great American Products, was converted to a Texas Limited Partnership, now named Great American Products, Ltd. (the "Ltd."). Dyna Group of Texas L.L.C. (the "L.L.C.") was created using capital contributions from the Parent. In connection with this, the Parent contributed 1% of its stock in the Ltd. to the L.L.C. The conversion allows the Ltd. to be taxed in the state of Texas as a partnership. Accordingly, no Texas franchise tax will be incurred after September 15, 1999.

       On February 1, 2002  we purchased Fort USA  for $1,250,000.  Fort  USA was established in 1945 and is a leading supplier of souvenirs and keepsakes. The acquisition will provide mutual benefit to the business partners of Great American Products and Fort USA.

 Forward Looking Statements

      This annual report for the year ended December 31, 2001, as well as other public documents of Great American Products, contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of ours to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, our expectations and estimates as to future financial performance, cash flows from operations and capital, are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in Great American Products following with the Securities and Exchange Commission, including this report, the following factors, among others could cause Great American Products actual results to differ materially.

 Products and Sales

      We design, manufacture, and market lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as pewter decorated glassware, caps, ceramic ware, pewter decorated wall and desk decor, and pewter enhanced keepsake boxes. All of the Company's centrifugally cast products are designed at the Company's New Braunfels, Texas facility. Most of the manufacturing and painting of the cast products are performed in Mexico with the remainder done in New Braunfels, Texas.

      We obtained license agreements with Nascar and 14 select drivers, the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, and Colleges and Universities. We are continuing to expand our license agreements, because we belief that licensed products enhances our image and present new opportunities for market expansion. License agreements are periodically renewed, we do not anticipate significant cancellations or non-renewals. The majority of the license agreements have annual renewals. The remaining license agreements can range from two years to automatic rollover renewals.

      The business is affected by seasonal factors. Inventory levels at December 31, 2001 were lower by $182,444 when compared to December 31, 2000. The raw materials used in the manufacture of our centrifugally cast products are readily available from numerous sources. Extension of credit terms to its customers range from normal 30 days terms to 90 days from the date of invoice.

 Marketing and Distribution

      We sell our products through our own sales force, through independent commissioned sales representatives, and through distributors. As of December 31, 2001, our sales force and related support staff numbered 11 persons. We also utilize approximately 21 independent, commissioned sales groups. The products are also produced for sales to the premium/advertising specialty industry, for purposes of sales promotions and incentives.

 Foreign Operations and Export Sales

      In August 1994, we entered into a joint venture agreement with Mexican individuals for the production of its cast products. We have experienced reduced production costs. Sales to markets outside the USA have declined as the market for belt buckles has declined both internationally and domestically.

 Major Customers

      We have over 4,000 customers.   One major customer accounted for  13.7%
 of sales in 2001. The top 10 customers represent 38.2% of our revenues.

 Competition

      Operations in the consumer goods industry involve the production and sale of cast pewter products, and pewter enhanced drinkware. We believe that it is a significant factor in the market for cast products to Nascar and sports markets. It currently is not a significant factor in the overall market for drinkware. We compete in the consumer goods industry primarily on the basis of quality workmanship and competitive pricing. We also sell to the premium ad specialty market. It is not a significant factor in the overall business.

 Employees

      We employ 75 to 100 full time people, of whom 20 are engaged in sales and administration, 5 in creative design and 65 in manufacturing, assembly, shipping, and warehousing.

 Equipment

      Our New Braunfels, Texas, facility is equipped for manufacturing, assembly, packaging, and shipping of centrifugally cast pewter, and pewter enhanced drinkware. All of our equipment is in good condition.


 Item 2.   Property

      Our executive office is located in a 50,000 square foot facility leased from the major shareholder at 1661 S. Seguin, New Braunfels, Texas 78130. The building is considered to be in excellent condition.

 The terms of this lease are summarized below.

                            Approximate Area     Lease            Monthly
 Type of Facility           in Square Feet     Expiration         Rental
 ------------------------   ----------------   ----------         -------
 Manufact/Warehouse-Texas       50,000          12/31/10          $15,428

      In May of 1998 the Broadview, IL facility was sold.



 Item 3.   Legal Proceedings

      We filed a lawsuit with the courts of Comal County, TX in July 1998 against National Starch and its subsidiary Perma Bond. The suit was filed as a result of their adhesive failure during June through October of 1997. On May 15, 2000, a jury ruled in favor of Great American Products and awarded us $520,000. The Judge overruled the jury's decision. The case is before the Appellate Court at this time.


 Item 4.   Submission of Matters to a Vote of Security Holders

      Not applicable.


                                   Part II


 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters

 Market Information

      Our Common Stock trades over the counter on the NASDAQ bulletin board under the symbol DGIX. The following table sets forth for the periods indicated the high and low bid quotations for the Common Stock. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commissions.

                                               High Bid       Low Bid
                                               --------       -------
 2001           4th Quarter                   $ 1  1/32      $  19/32
                3rd Quarter                     1               15/32
                2nd Quarter                       25/32         10/32
                1st Quarter                       20/32          9/32

 2000           4th Quarter                   $   23/32      $  10/32
                3rd Quarter                       12/32          9/32
                2nd Quarter                        9/32          9/32
                1st Quarter                       14/32         14/32


 Holders
 -------                                        Approximate number of holders
 Title of Class                                 of record as of March 2002
 --------------                                 --------------------------
   Common Stock, par value    $.001 per share               317


 Dividends
 ---------
      We have never paid dividends and do not foresee doing so. Dividends are restricted by the covenants stated in the Credit and Security Agreement between Great American Products and Wells Fargo Bank.


 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Set forth below is a discussion and analysis of the financial condition and operating results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

 Liquidity and Capital Resources

      We have a current ratio in 2001 of 2.3 to 1, which was little change from 2000 ratio of 2.0 to 1. Net cash increased by $2,788 in 2001.

      Operating activities provided $548,941 of cash in 2001, which includes a $646,527 increase in net working capital. Net working capital increased principally due to the $410,961 increased foreign investee receivable plus $329,359 increase in income tax refund, receivable and other current assets.

      Investing activities used $264,524 primarily for capital expenditures. Financing activities used $281,629that relates to payments on the revolving line of credit and cash overdraft required for day-to-day activities.

      On January 23, 2002 we entered into a banking relationship with Wells Fargo Bank, which provides a $3,500,000 line of credit. This credit line is subject to several affirmative and negative covenants. The affirmative covenants include report requirements, books and records inspection, account verification, compliance with laws, payment of taxes and other claims, maintenance of properties, insurance, preservation of existence, delivery of instruments, collateral account, performance by the borrower, minimum debt service coverage ratio, minimum net losses, and proceeds from sale of real property. The negative covenants include liens and indebtedness, guaranties, investments and subsidiaries, dividends, and capital expenditures. As of December 31, 2001 the outstanding loan balance was $869,378.

 Results of Operations

                               2001 versus 2000
                               ----------------
      Net sales for the year ended December 31, 2001 increased by $2,139,055 or 20 % as compared to 2000. The increase was a result of the unfortunate death of Dale Earnhardt, creating a spike in Earnhardt sales and an overall expansion of our customers and product line.

      Gross profit margins increased slightly to 47% in 2001 compare to 46.7% in 2000 as a result of lower cost of goods produced by the Mexico manufacturer and a focus on higher profit margin products and markets.

      The selling expenses were slightly higher by $2,044 when compared to the selling expenses incurred in 2000. Royalty expense increased by $335,955 or 38.9%, but decreased by 1.3% as a percent of sales. The general and administrative expenses were also higher than 2000 by $19,496 or 1.6%.

      Net income increased from $518,708 in 2000 to $621,844 in 2001, which increased earnings per share from $.07 per share in 2000 to $.08 per share in 2001.


 Item 7.   Financial Statements

      See financial statements set forth in Item 13 of this annual report.

 We do not expect the adoption of recently issued accounting pronouncements to have significant impact on our results of operations, financial position or cash flows.


 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On July 18, 2001 the Board of Directors of Dyna Group International, Inc. approved the termination of Padgett, Stratemann & Co., LLP (the "Former Accountant") in order to reduce audit fees. Padgett, Stratemann & Co., LLP responded with the letter dated July 27, 2001, to Dyna Group International, Inc. that the client-auditor relationship between us and the Former Accountant has ceased. During 1999 and 2000 and any subsequent interim period preceding such dismissal, we had no disagreement with our Former Accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of disagreement. The Former Accountant previously issued a report dated March 2, 2001 on the financial statement of and for the year ended December 31, 2000. The report did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle.

      We have engaged the firm of Malone & Bailey, PLLC as our new independent accounting firm. Malone & Bailey, PLLC was engaged on July 28, 2001. During 1999, 2000 and 2001 prior to the date of their engagement, we have not consulted with Malone & Bailey, PLLC on any specified transaction and whose advice was an important factor we considered in reaching a decision on any accounting of reporting matter that was related to a specific transaction or was the subject of a disagreement with the prior accountants or a reportable event as defined.


                                   Part III

 Item 9.   Directors and Executive Officers of the Registrant

      The executive officers and directors are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:


 Name                     Age       Position
 ---------------          ---       --------
 Roger R. Tuttle           54       Chairman of the Board of Directors, and
                                    Chief Executive Officer and President of
                                    Great American Products

 Jeffrey L. Smith          45       Secretary, Vice President and General
                                    Manager of Great American Products, and a
                                    Director

 Sandra Tristan            40       Treasurer, Controller of Great American
                                    Products, and a Director



       All directors serve in such capacity until the next annual meeting following their election and until their successors have been elected and qualify. Subject to their contract rights as to compensation, a majority may remove with or without cause, officers at any time of the Board Directors.

      Roger R. Tuttle has served as Chairman of the Board of Directors and Chief Executive Officer since August 1986. Mr. Tuttle served as President of Great American from 1974 to September 1989. In December 1991, Mr. Tuttle resumed the President's position at Great American.

      Jeffrey L. Smith has served as Vice President and General Manager of Great American Products since October 1991. Prior to this and since 1985 Mr. Smith served as the General Manager of Great American's Retail division. Mr. Smith was appointed Secretary and a Director in October 1992.

      Sandra Tristan - Sandra K. Tristan was appointed as Treasurer and Director on May 24, 2001. In 1984, Ms. Tristan attended Southwest Texas University where she earned her Bachelors Degree in Business Administration with a concentration in Accounting. Upon graduation, joined Glastron Boat Company where she gained much of her manufacturing accounting experience. Ms. Tristan has seventeen years of manufacturing accounting experience and held the position of controller for ten of those years. She has served as Controller of Great American Products since 1998, when her employment with Great American Products began.


 Item 10.  Executive Compensation

 Cash Compensation

      The following table sets forth all cash compensation paid or accrued by us for services rendered during the years ended December 31, 2001, and 2001 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:

                                                   Other Annual    Long Term
     Name              Year   Salary     Bonus     Compensation   Compensation
 -------------------   ----   -------    -----     ------------   ------------
 Roger R. Tuttle       2001  $140,500    $8000           ----         ----
 Chairman of the       2000  $140,500    $3000           ----         ----
 Board of Directors,   1999  $139,229     ----           ----         ----
 And Chief Executive   1998  $141,163     ----           ----         ----
 Officer

      Mr. Tuttle's $8000 bonus was paid in shares of stock which equal to 24,242 shares.

      We provide certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

      Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

 Compensation Pursuant to Plan

      We have a 401k Profit Sharing Plan and Trust for eligible employees. Employees who have completed six months of service are eligible to participate in the Plan under which we contribute amounts determined from time to time at its discretion. Our contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment or age 65. Participants' account balances under the Trust as of the year ended December 31, 2001 for all executive officers as a group and for Mr. Tuttle were $294,292 and $231,127 respectively.



 Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table provides information as of December 31, 2001 for each person who owned more than five (5%) percent Common Stock beneficially and by each director and each officer and all officers and directors as a group:

                Name and                 Amount and
 Title          Address of               Nature of                Percent
 Of Class       Beneficial Owner         Beneficial Ownership     of Class
 --------       ----------------         --------------------    --------
 Security Ownership of Management:

 Common Stock   Tuttle Investments LTD         3,406,778           41.6%
                1661 S. Seguin Ave.
                New Braunfels, TX  78130

 Common Stock   All Directors and              3,493,778           42.7%
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


 Item 12.  Certain Relationships and Related Transactions

      We have a note payable to Roger R. Tuttle, the Chairman of the Board, which is summarized as follows:

      Secured promissory note,
      both principal and accrued interest payable
      to the major stockholder at a rate not to exceed 70%
      of net income on a quarterly basis, interest 8.5% per
      annually (8.75% at December 31, 1999)                      $509,029

      This note payable is subordinate to Wells Fargo Bank. Mr. Tuttle is also a guarantor of the line of credit at Norwest Business Credit.

      We lease the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $15,428. The lease expires December 31, 2010.


                                   PART IV

 Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a)  1. Financial Statements:

           Dyna Group International, Inc. and Subsidiary

           Report of Independent Accountants

           Consolidated Balance Sheets - December 31, 2001 and 2000

           Consolidated Statements of income -- for the years ended
             December 31, 2001 and 2000

           Consolidated Statements of Changes in Stockholders' Equity - for the years ended December 31, 2001 and 2000

           Consolidated Statements of Cash Flows - for the years ended
             December 31, 2001 and 2000

           Notes to Consolidated Financial Statements

           2. Exhibits:

           Reference is made to "Exhibit Index" beginning on page 31 herein.

      (b)  Reports on Form 8-K

           None.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Dyna Group International, L.L.C.
                                 (Registrant)


  By   /s/ Roger R. Tuttle                         Date: April 9, 2002
       -------------------                         -------------------
       Roger R. Tuttle, Chairman of the Board and
                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  By   /s/ Roger R. Tuttle                         Date: April 9, 2002
       -------------------                         -------------------
       Roger R. Tuttle, Chairman of the Board and
                        Chief Executive Officer



  By   /s/ Jeffrey L. Smith                        Date: April 9, 2002
       -------------------                         -------------------
       Jeffrey L. Smith, Secretary and Director


  By   /s/ Sandra Tristan                          Date: April 9, 2002
       -------------------                         -------------------
       Sandra Tristan, Treasurer and Director

                                EXHIBIT INDEX

      All of the following are included in our Form 10 Registration Statement File No. 0-17385 and are incorporated by reference

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

 3 (a) Articles of Incorporation

   (b) By-Laws.

 4 (a) Specimen Common stock Certificate

 10 (a) Asset Purchase Agreements between General  Tire, Inc. and Hibdon Tire
        Centers, Inc. dated February 26, 1993

                         INDEPENDENT AUDITORS' REPORT


 To the Board of Directors
    Dyna Group International, Inc.
    Houston, Texas

 We have audited the accompanying consolidated balance sheet of Dyna Group International, Inc. as of December 31, 2001 and the related statements of consolidated income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. as of December 31, 2001 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

 As discussed in Note 2 to the financial statements, certain errors resulting in understatement of previously reported net income as of December 31, 2000, and retained earnings as of December 31, 1999, were discovered by management of the Company during the current year. Accordingly, prior year earnings and December 31, 1999 retained earnings have been restated to correct the error.


 MALONE & BAILEY, PLLC
 www.malone-bailey.com
 Houston, Texas

 February 22, 2002



                        DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000

                                                                  (Restated)
           ASSETS                                      2001          2000
                                                    ----------    ----------
 Current Assets
   Cash                                            $    12,788   $    10,000
   Accounts receivable                               2,137,328     2,287,930
   Inventory                                         2,619,939     2,802,383
   Receivable from equity-method
     foreign investee                                  510,135        99,174
   Income tax refund receivable                        206,288
   Deferred income tax                                                66,677
   Other current assets                                202,346        79,275
                                                    ----------    ----------
      Total Current Assets                           5,688,824     5,345,439
                                                    ----------    ----------

 Property and equipment, net of accumulated
   depreciation of $3,206,802 and $2,932,882           522,261       535,657

 Investment in equity-method foreign investee          208,224       191,232
 Deferred income tax                                    19,739        19,739
 Cash surrender value of life insurance                 86,706        93,814
                                                    ----------    ----------
                                                   $ 6,525,754   $ 6,185,881
                                                    ==========    ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Current portion of long-term debt                             $    15,332
   Bank revolving line of credit                   $   869,378     1,129,346
   Accounts payable                                    607,902       725,081
   Accrued expenses                                    309,950       260,508
   Federal income tax payable                                         27,963
   Deferred income tax                                 136,378        68,520
   Note payable to stockholder                         505,671       505,671
                                                    ----------    ----------
      Total Current Liabilities                      2,429,279     2,732,421
                                                    ----------    ----------
 Stockholders' Equity
   Common stock, $.001 par value, 100,000,000
     shares authorized, 7,581,258 and 8,179,704
     shares issued, 7,581,258 and 7,440,925
     shares outstanding                                  7,581         8,180
   Paid in capital                                   1,001,813       974,313
   Retained earnings                                 3,087,081     2,631,255
   Less:  treasury shares at cost                                 (  160,288)
                                                    ----------    ----------
      Total Stockholders' Equity                     4,096,475     3,453,460
                                                    ----------    ----------
                                                   $ 6,525,754   $ 6,185,881
                                                    ==========    ==========

                See accompanying summary of accounting policies
                      and notes to financial statements.


                        DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS
                          December 31, 2001 and 2000

                                                                  (Restated)
                                                       2001          2000
                                                    ----------    ----------
 Revenue                                           $12,827,507   $10,698,524

 Cost of sales                                       7,993,442     6,324,883
 Selling                                             1,328,577     1,326,533
 Royalties                                           1,199,794       863,839
 General & administrative                            1,243,462     1,223,966
                                                    ----------    ----------
      Total operating expenses                      11,765,275     9,739,221
                                                    ----------    ----------
      Operating income                               1,062,232       959,303
                                                    ----------    ----------
 Other income and (expense)
   Interest income                                          93           530
   Interest expense                                 (  120,137)   (  133,497)
   Loss on sale of assets                                         (    1,423)
                                                    ----------    ----------
      Income before income taxes                       942,188       824,913

 Income tax                                            320,344       306,205
                                                    ----------    ----------
      NET INCOME                                   $   621,844   $   518,708
                                                    ==========    ==========


 Basic and diluted earnings per share                     $.08          $.07

 Weighted average shares outstanding                 7,529,591     7,444,418


                See accompanying summary of accounting policies
                      and notes to financial statements.


                        DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     December 31, 2001 and 2000 (restated)



                               Common Stock     Paid in   Unearned    Retained    Treasury
                              Shares  Amount    Capital     Comp.     Earnings      Stock
                            --------- ------   ---------  ---------  ----------  ---------
 Balances,
   December 31, 1999
   - as originally filed    8,179,704 $8,180  $  974,313   $( 2,315) $2,143,747  $(142,572)

   - RESTATEMENT
     - change in method of
      depreciation                                                    (  31,200)

 Re-purchase of stock                                                             ( 17,716)

 Amortization                                                  2,315

 Net income                                                             518,708

                            --------- ------   ---------  ==========  ---------  ---------
 Balances,
   December 31, 2000        8,179,704  8,180     974,313             $2,631,255  $(160,288)

 Stock issued for services     83,333     83      27,417

 Re-purchase of stock                                                              ( 6,329)

 Cancellation of
   treasury stock           ( 681,779) ( 682)                         ( 165,935)   166,617

 Net income                                                             621,844
                            --------- ------   ---------              ---------  =========
 Balances,
   December 31, 2001        7,581,258 $7,581  $1,001,730             $3,087,164
                            ========= ======   =========              =========


                See accompanying summary of accounting policies
                      and notes to financial statements.


                        DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          December 31, 2001 and 2000

                                                                  (Restated)
                                                       2001          2000
                                                    ----------    ----------
 Cash Flows From Operating Activities
   Net income                                      $   621,844   $   518,708
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                      273,920       255,791
     Earnings from equity-method foreign investee    ( 161,245)    ( 207,342)
     Writeoff slow-moving inventory                     76,445       300,000
     Deferred income taxes                             203,055        30,383
     Bad debts                                         107,042        78,028
     Issuance of stock for services                     27,500
     Decrease in cash surrender value of officers'
      life insurance                                    11,108        17,420
     Amortization of unearned compensation                             2,315
     Gain (loss) on sale of assets                                     1,423
     Changes in:
      Accounts receivable                               43,560     ( 745,982)
      Inventory                                        105,999     ( 704,346)
      Receivable from equity-method foreign investee ( 266,708)    ( 284,040)
      Income tax refund receivable                   ( 206,288)
      Other current assets                           ( 123,071)      186,250
      Accounts payable                               ( 117,179)      395,318
      Accrued expenses                                  49,442       120,377
      Federal income taxes payable                   (  96,483)       96,483
                                                    ----------    ----------
   Net Cash Provided by Operating Activities           548,941        60,786
                                                    ----------    ----------
 Cash Flows Used in Investing Activities
   Purchase of property and equipment                ( 260,524)    ( 392,010)
   Increase in cash surrender value of officers'
     life insurance                                  (   4,000)    (   8,000)
   Proceeds from sale of property and equipment                       14,300
                                                    ----------    ----------
   Net Cash Used by Investing Activities             ( 264,524)    ( 385,710)
                                                    ----------    ----------
 Cash Flows Provided by Financing Activities
   Net change in bank revolving line of credit       ( 259,968)      360,127
   Payments on installment debt                      (  15,332)    (  17,983)
   Re-purchases of stock                             (   6,329)    (  17,716)
                                                    ----------    ----------
   Net Cash Provided (Used) by Financing Activities  ( 281,629)      324,428
                                                    ----------    ----------
 Net increase (decrease) in cash                         2,788     (     496)
 Cash at beginning of year                              10,000        10,496
                                                    ----------    ----------
 Cash at end of year                               $    12,788   $    10,000
                                                    ==========    ==========
 Cash paid during the year for:
   Interest                                        $   120,137   $    82,663
   Income taxes                                        320,000       178,852

                See accompanying summary of accounting policies
                      and notes to financial statements.


                        DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

 The Company began business as Dyna Tour Corporation, which was formed in Illinois on November 1, 1980. Dyna Group International, Inc. was incorporated in Nevada on August 21, 1986 for the purpose of combining the business of Dyna Tour Corporation with a public shell, Red Creek Investments, Inc.. Dyna Group operates under the name of its wholly-owned subsidiary, Great American Products, Ltd., a Texas Limited Partnership ("Great American"). Great American is owned 99% by Dyna Group and 1% by a Texas Limited Liability company also owned by Dyna Group.

 Great American designs, manufactures and markets lines of consumer and commercial products, including belt buckles, model miniatures, key chains, picture frames and pewter decorated products. Gap was founded in 1972 by Roger Tuttle and acquired by Dyna Group International in 1987.

 Almost all manufacturing is done by a Mexican company, GAP Promociones, S.A. de C.V. ("GAP Promociones"), which is 40% owned by Great American.

 Basis of Presentation. The consolidated financial statements include the accounts of Dyna Group and Great American, after the elimination of intercompany transactions. Great American exercises significant influence over GAP Promociones because of its 40% ownership. Great American thus accounts for its investment under the equity method, which accrues Great American's 40% portion of those profits each period.

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

 Cash Equivalents.   Highly liquid  investments with  original maturities  of
 three months or less are considered cash equivalents.

 Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

 Bad debts are expensed when specific accounts are deemed uncollectible.

 Inventories.  Inventories  are valued at  the lower  of first-in,  first-out
 (FIFO) cost or market.

 Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

 Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asets' carrying amount. There were no impairment losses in 2001 or 2000.

 Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

 Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2001 or 2000.

 New Accounting Principles. Great American does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

 Reclassifications. Certain prior years' amounts have been reclassified to conform with the current year presentation.


 NOTE 2 - RESTATEMENTS

 Information discovered by management during the current audit required several restatements to the year 2000 financial statements, which are summarized as follows:

                                                Year Ended     As of
                                                December 31, December 31,
                                                    2000         1999
                                                 ----------    ----------
      Net income as previously reported         $   516,064
      Retained earnings as previously reported                $ 2,143,747
      Corrections as follows:
        Equity method of accounting for
          foreign investee                          207,342
        Depreciation method                         (53,336)       31,200
        Inventory write off                        (150,000)
        Income tax effect of the above            (   1,362)
                                                 ----------    ----------
      Cumulative effect of the change                 2,644        31,200
                                                 ----------    ----------
      Net income as restated                    $   518,708
      Retained earnings as restated                           $ 2,174,947
                                                 ==========    ==========

 The foreign investee is a 40%  ownership of a Mexican corporation  currently
 accounted for using the equity method.   As originally filed, the year  2000
 omitted Great American's 40% share of these profits.

 Depreciation is computed using the straight-line method over the estimated useful lives of the assets. As originally filed for the year 2000 and prior years, depreciation was computed using tax methods and lives.

 Inventory is periodically  assessed for slow  moving items.   The  inventory
 allowance for such was understated in 2000 by $150,000.


 NOTE 3 - INVENTORIES

      Major components of inventory are as follows:

                                             2001         2000
                                          ----------   ----------
      Finished goods                      $1,615,717   $1,981,723
      Work in process                         27,920       52,315
      Raw materials                          688,952      577,956
      Supplies                               287,350      190,389
                                          ----------   ----------
                                          $2,619,939   $2,802,383
                                          ==========   ==========

 The finished goods total valuation shown includes $376,000 and $300,000 markdowns from cost in 2001 and 2000, respectively.


 NOTE 4 - INVESTMENT IN GAP PROMOCIONES

 Great American reports its investment in GAP Promociones as a long-term asset, adjusted for its share of earnings each reporting period. In addition, because GAP Promociones manufactures over 90% of Great American's in-house produced product line, the balance sheet also includes either a current asset or a current liability showing the current account balance, which is payable in U.S. dollars each month raw material is shipped by Great American to GAP Promociones, or finished product is shipped by GAP Promociones to Great American.

 Earnings or losses from GAP Promociones are accounted for as adjustments to Great American's cost of sales. About 95% of GAP Promociones' revenues are from Great American, so GAP Promociones functions as Great American's manufacturing plant. For 2001 and 2000, such earnings after Mexican income taxes and before any U.S. income taxes are $207,342 and $170,286, respectively.


 NOTE 5 - PROPERTY AND EQUIPMENT

                                 Depr. Lives      2001         2000
                                 -----------    ---------   ----------
      Building improvements        7 years     $  110,664   $  110,664
      Machinery and equipment      7 years        657,177      494,902
      Vehicles                     5 years        120,415      120,415
      Molds and dies               3 years      2,840,807    2,742,559
                                                ---------    ---------
                                               $3,729,063    3,468,540
      Less:  accumulated depreciation          (3,206,802)  (2,932,882)
                                                ---------    ---------
                                               $  522,261   $  535,658
                                                =========    =========


 NOTE 6 - BANK REVOLVING LINE OF CREDIT

 Great American maintains a credit line with Wells Fargo Bank Texas, N.A. This line was renewed for 1 year on January 25, 2002, and the total line was increased to the lesser of $3,500,000 or 80% of current receivables and 50% of inventory. Interest is at Bank's prime + /%.



 NOTE 7 - CURRENT PORTION OF LONG-TERM DEBT

 The remaining balance are car and equipment loans payable in equal remaining monthly installments of $1,681, including interest at 8.75%.


 NOTE 8 - NOTE PAYABLE TO STOCKHOLDER

 This note is collateralized by a second lien (subordinate to the Wells Fargo credit arrangement described above) on all assets and is payable in equal monthly installments of $3,746, including interest at 8.5% APR. The balance of this note payable did not decrease in 2001 because only interest payments were made.


 NOTE 9 - INCOME TAXES

 The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

 Income tax is composed of:
                                               2001        2000
                                           ----------   ----------
      Current                              $  110,429   $  276,436
      Deferred                                209,915       29,769
                                           ----------   ----------
                                           $  320,344   $  306,205
                                           ==========   ==========

 Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements and income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

                                               2001        2000
                                           ----------   ----------
      Deferred tax assets
        Allowance for doubtful accounts                 $   34,680
        Accruals                                            26,035
        Inventories                                         30,114
        Contributions carryforward         $   23,681        6,755
                                           ----------   ----------
                                               23,681       97,584
      Less:  Valuation allowance            (  15,000)
                                           ----------   ----------
                                                8,681       97,584
      Deferred tax liabilities
        Undistributed profits from
          unconsolidated foreign subsidiary   125,320       70,496
        Depreciation                                         9,192
                                           ----------   ----------
      Net deferred tax assets
        (liabilities), net                 $( 116,639)  $   17,896
                                           ==========   ==========


 The following is a reconciliation of the effective income tax rate:

                                                      2001         2000
                                                   ----------   ----------
 United States federal statutory income tax rate        34.0%        34.0%
 Increase (decrease) in tax rate resulting from:
   State income taxes                                                  .3
   Permanent differences                                               .6
   Expired charitable contribution carryforward                       1.9
   Other                                                               .2
                                                   ----------   ----------
                                                        34.0%        37.1%
                                                   ==========   ==========


 NOTE 10 - EMPLOYEE BENEFIT PLAN

 Great American has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Great American made contributions of $30,620 and $31,680 during 2001 and 2000, respectively.


 NOTE 11 - COMMITMENTS

 Great American leases its facility under an operating lease agreement with its majority stockholder which expires in 2010. Total minimum rental commitments as of December 31, 2001 are $195,575 in 2002, $205,354 in 2003,
 $215,621 in  2004,  $226,403  in 2005,  $237,723  in  2006,  and  $1,075,844
 thereafter. Total rent expense was $185,135 and $214,026 in 2001 and 2000, respectively.

 Great  American   signs  royalty   agreement   guarantees  due   to   sports
 organizations and  other commercial  entities.   Total  minimum  commitments
 under these guarantees are less than $20,000 as of December 31, 2001.


 NOTE 12 - FOREIGN SALES

 Great American sells to Canada and various other countries. Total sales to Canada and other countries are $161,266 and $123,594 in 2001, and $111,967 and $142,659 in 2000.


 NOTE 13 - MAJOR CUSTOMERS AND VENDORS

 Great American sold 13% and 21% of its total sales to one customer in 2001 and 2000, respectively. Great American bought 40% and 31.4% of its raw materials from three key vendors in 2001 and 2000, respectively. No other customer nor vendor accounted for as much as 10% of sales or purchases during 2001 or 2000.


 NOTE 14 - SUBSEQUENT EVENT

 In February 2002, Great American agreed to purchase certain inventory, equipment and the customer list of Fort USA for $1,250,000.