Form 10QSB
period 2002-03-31
DYNA GROUP INTERNATIONAL INC
filed 2002-06-07
CIK 844787

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    March 31, 2002

                                      Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from ______________  to__________________

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


 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of March 31, 2002 was 7,571,258.

                        DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


                                               March 31,       December 31,
                                                 2002              2001
          ASSETS                              (Unaudited)
                                              ----------        ----------
 Current Assets
   Cash                                      $   107,697       $    12,788
   Accounts receivable                         2,274,252         2,137,328
   Inventories                                 3,348,683         2,619,939
   Receivable from equity-method foreign
     investee                                    370,625           510,135
   Prepaid income tax                             85,667           206,288
   Other current assets                          360,729           202,346
                                              ----------        ----------
      Total Current Assets                     6,547,653         5,688,824
                                              ----------        ----------

 Property and equipment, net                     958,364           522,261

 Investment in equity-method foreign investee    208,224           208,224
 Goodwill - Fort USA purchase                    122,270                 -
 Other                                           106,445           106,445
                                              ----------        ----------
      Total Assets                           $ 7,942,956       $ 6,525,754
                                              ==========        ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Bank revolving line of credit             $ 1,776,773       $   869,378
   Accounts payable                              981,250           607,902
   Accrued expenses                              215,059           309,950
   Deferred income taxes                         136,378           136,378
   Note payable to stockholder                   508,925           505,671
                                              ----------        ----------
      Total current liabilities                3,618,385         2,429,279
                                              ----------        ----------

 Stockholders' Equity
   Common stock $.001 par value, 100,000,000
     shares authorized; 7,571,258 issued and
     outstanding                                   7,571             7,581
   Paid in capital                               994,734         1,001,813
   Retained earnings                           3,322,266         3,087,081
                                              ----------        ----------
      Total Stockholders' Equity               4,324,571         4,096,475
                                              ----------        ----------
 Total Liabilities and Stockholders' Equity  $ 7,942,956       $ 6,525,754
                                              ===========       ==========

                        DYNA GROUP INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                Three Months Ended March 31, 2002 and 2001


                                                 2002              2001
                                              ----------        ----------
 Sales                                       $ 3,084,108       $ 2,755,803

 Cost of goods sold                            1,577,162         1,441,464
                                              ----------        ----------
      Gross Profit                             1,506,946         1,314,339

 Selling, general and
   administrative                              1,124,114         1,115,319
                                              ----------        ----------
      Operating Income                           382,832           199,020

 Interest expense                                 27,026            33,439
                                              ----------        ----------
 Income before income taxes                      355,806           165,581

 Income tax                                      120,621            61,600
                                              ----------        ----------
      NET INCOME                             $   235,185       $   103,981
                                              ==========        ==========

 Basic and diluted earnings per share               $.03              $.01

 Weighted average shares outstanding           7,571,258         7,440,925

                        DYNA GROUP INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three months Ended March 31, 2002 and 2001

                                                         2002         2001
                                                      ----------   ----------
 Cash Flows From Operating Activities:
 Net Income                                          $   235,185  $   103,981
   Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation and amortization                        65,000       61,572
     Provision for losses on accounts receivable               -        7,383
     Changes in:
       Accounts receivable                             ( 136,924)      32,396
       Inventories                                     ( 728,744)   ( 326,025)
       Receivable from equity method foreign investee    139,510            -
       Prepaid income tax                                120,621            -
       Other current assets                            ( 158,383)   (  89,405)
       Accounts payable                                  373,348      479,671
       Accrued expenses                                (  91,637)   (  70,588)
       Deferred income taxes                             120,621       39,637
                                                      ----------   ----------
       Cash provided (used) by operating activities    ( 182,024)     181,318
                                                      ----------   ----------

 Cash Flows From Investing Activities
   Acquisition of property and equipment               ( 501,103)   (  72,499)
   Acquisition of Goodwill - Fort USA purchase         ( 122,270)           -
                                                      ----------   ----------
      Cash Used by Investing Activities                ( 623,373)   (  72,499)
                                                      ----------   ----------

 Cash Flows From Financing Activities:
   Cash overdraft                                              -    ( 140,002)
   Payments on installment debt                                -    (   4,742)
   Proceeds from bank revolving line of credit           907,395       35,925
   Purchased common stock                              (   7,089)           -
                                                      ----------   ----------
         Cash Provided By Financing Activities           900,306     (108,819)
                                                      ----------   ----------
 INCREASE IN CASH                                         94,909            -

 CASH, beginning of period                                12,788       10,000
                                                      ----------   ----------
 CASH, end of period                                 $   107,697  $    10,000
                                                      ==========   ==========

                        DYNA GROUP INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - FINANCIAL INFORMATION

 Our condensed balance sheet as of March 31, 2002, and the related condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2001 Form 10-KSB.


 NOTE 2 - MAJOR CONSTRUCTION

 We completed a 20,000 square foot warehouse extension costing $200,000 to our facilities leased from our CEO and majority shareholder. The existing lease expires in 2010, but we executed an amendment that upon any possible lease termination on or before the year 2042 to require our CEO to pay us the remaining net book value of the warehouse addition calculated on a 40-year straight-line amortization basis.


 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations

 Liquidity and Capital Resources

 On February 1, 2002 we purchased the assets of Fort USA for $1,250,000. This acquisition was accounted for as a purchase. Since that date, all financial results of Fort USA are consolidated with our results as presented.

 We built a 20,000 square foot warehouse extension. See Note 2 of the financial statements.

 Our working  capital  ratio  at March  31,  2002  was  1.8, which  is slightly lower from December 31, 2001 of 2.3. This is a result of an increase in inventories, capital expenditures, accounts and notes payables.

 During the first quarter of 2002, we borrowed $900,000 on our existing $3.5 million bank credit line to partially finance the Fort assets.

 As of March 31, 2002, we have no material commitments for future capital expenditures, and we do not anticipate any additional major expenditures in the foreseeable future. We believe our present facilities are adequate to meet our current and future foreseeable needs.

 Results of Operations

 Our net sales for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 increased $328,305 or 12%. This increase in sales primarily relates to the sports market, and over-all broadening of the customer base with the acquisition of the Fort USA customer list and sales opportunities.

 Our gross margin percent increased to 48.9% as compared to 47.7% in 2001, due to slight changes in our product mix this quarter.

 Our selling, general and administrative expenses increased less than 1%, from $1,115,319 in 2001 to $1,124,114 in 2002.

 For the first quarter of 2002, our net income was $235,185 as compared to the net income for 2001 of $103,981, mostly due to higher gross sales.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 DYNA GROUP INTERNATIONAL, INC.
                                  (Registrant)

 Date:  June 6, 2002              /s/ Roger R. Tuttle
                                  -----------------------------------------
                                  (Signature)  Roger R. Tuttle, Chairman of
                                  the Board and Chief Executive Officer