Form 10QSB
period 2002-06-30
DYNA GROUP INTERNATIONAL INC
filed 2002-08-19
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    June 30, 2002

                                      Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to__________________

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

 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 7,760,847

                         DYNA GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                               June 30,
                                                 2002          December 31,
          ASSETS                              (Unaudited)          2001
                                              ----------        ----------
 Current Assets
   Cash                                      $    13,083       $    12,788
   Accounts receivable, net                    2,101,124         2,137,328
   Inventories                                 3,717,802         2,619,939
   Receivable from equity-method foreign
     investee                                    524,353           510,135
   Prepaid income tax                             63,058           206,288
   Other current assets                          396,509           202,346
                                              ----------        ----------
      Total Current Assets                     6,815,929         5,688,824
                                              ----------        ----------

 Property and equipment, net                     988,857           522,261

 Investment in equity-method foreign investee    208,224           208,224
 Customer list - Fort USA purchase, net          232,780                 -
 Other                                           170,318           106,445
                                              ----------        ----------

      Total Assets                           $ 8,416,108       $ 6,525,754
                                              ==========        ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Bank revolving line of credit             $ 2,279,495       $   869,378
   Accounts payable                              724,347           607,902
   Accrued expenses                              244,913           309,950
   Deferred income taxes                         136,378           136,378
   Note payable to stockholder                   399,171           505,671
                                              ----------        ----------
      Total current liabilities                3,784,304         2,429,279
                                              ----------        ----------

 Stockholders' Equity
   Common stock $.001 par value, 100,000,000
     shares authorized; 7,760,847 and
     7,581,258 issued and outstanding
     respectively                                  7,761             7,581
   Paid in capital                             1,123,465         1,001,813
   Retained earnings                           3,500,578         3,087,081
                                              ----------        ----------
      Total Stockholders' Equity               4,631,804         4,096,475
                                              ----------        ----------
 Total Liabilities and Stockholders' Equity  $ 8,416,108       $ 6,525,754
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Six Months Ended June 30, 2002 and 2001


                                 Three Months               Six Months
                                 Ended June 30,            Ended June 30,
                               2002         2001         2002         2001
                             ---------    ---------    ---------    ---------
 Sales                      $3,159,143   $3,497,208   $6,243,251   $6,253,012

 Cost of goods sold          1,517,930    1,861,951    3,095,092    3,303,413
                             ---------    ---------    ---------    ---------
      Gross Profit           1,641,213    1,635,257    3,148,159    2,949,599

 Selling, general and
   administrative            1,332,626    1,322,263    2,456,740    2,437,576
                             ---------    ---------    ---------    ---------
      Operating Income         308,587      312,994      691,419      512,023

 Interest expense               38,013       33,626       65,039       67,067
                             ---------    ---------    ---------    ---------
 Income before income taxes    270,574      279,368      626,380      444,956

 Income tax                     92,348      103,400      212,969      165,000
                             ---------    ---------    ---------    ---------
      NET INCOME            $  178,226   $  175,968   $  413,411   $  279,956
                             =========    =========    =========    =========

 Basic and diluted
  earnings per share              $.02         $.02         $.05         $.04

 Weighted average shares
  outstanding                7,760,847    7,564,591    7,666,053    7,564,591

                        DYNA GROUP INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months Ended June 31, 2002 and 2001

                                                         2002         2001
                                                      ----------   ----------
 Cash Flows From Operating Activities:
 Net income                                          $   413,411  $   279,956
   Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation and amortization                       164,228      117,791
     Stock issued for services                           128,921            -
   Changes in:
       Accounts receivable, net                          511,204       55,362
       Inventories                                    (  722,863)    (496,442)
       Receivable from equity method
         foreign investee                             (   14,218)           -
       Prepaid income tax                                143,230            -
       Prepaid expenses and other                     (  137,207)    ( 31,711)
       Other current assets                           (  120,829)    (495,543)
       Accounts payable                                  116,531      607,611
       Accrued expenses                               (   65,037)      25,056
       Income tax payable                                      -       42,587
                                                      ----------   ----------
 Cash Provided By Operating Activities                   417,371      104,667
                                                      ----------   ----------

 Cash Flows From Investing Activities
   Purchase of property and equipment                 (  316,636)    (174,564)
   Purchase of selected assets of Fort USA            (1,396,968)           -
                                                      ----------   ----------
 Cash Used By Investing Activities                    (1,713,604)    (174,564)
                                                      ----------   ----------

 Cash Flows from Financing Activities:
   Payments on installment debt                                 -    (  9,590)
   Proceeds from bank revolving line of credit          1,410,117           -
   Payments on notes payable to stockholder           (  106,500)      82,287
   Purchase of treasury stock                         (    7,089)    (  2,800)
                                                      ----------   ----------
 Cash Provided By Financing Activities                 1,296,528       69,897
                                                      ----------   ----------
 CHANGE IN CASH                                              295            0

 CASH, beginning of period                                12,788       10,000
                                                      ----------   ----------
 CASH, end of period                                 $    13,083  $    10,000
                                                      ==========   ==========

                        DYNA GROUP INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - FINANCIAL INFORMATION

 Our condensed balance sheet as of June 30, 2002, and the related condensed statements of operations and cash flows for the six months ended June 30, 2002 and 2001 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2001 Form 10-KSB.


 NOTE 2 - COMMON STOCK

 In April 2002, we issued 189,589 shares of common stock to several employees for bonuses valued at $128,921.


 NOTE 3 - MAJOR CONSTRUCTION

 We completed a 20,000 square foot warehouse extension costing $200,000 to our facilities leased from our CEO and majority shareholder in the second quarter of 2002. The existing lease expires in 2010, but we executed an amendment that upon any possible lease termination on or before the year 2042 to require our CEO to pay us the remaining net book value of the warehouse addition calculated on a 40-year straight-line amortization basis.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Liquidity and Capital Resources
 -------------------------------
 On February 1, 2002 we purchased the assets of Fort USA for $1,396,968. This acquisition was accounted for as a purchase. Since that date, all financial results of Fort USA are consolidated with our results as presented.

 We built a 20,000 square foot warehouse expansion to accommodate Fort and future growth. See Note 3 of the financial statements.

 Our working capital ratio at June 30, 2002 was 1.8, which is slightly lower from December 31, 2001 of 2.3. This is a result of our using our bank credit line to finance our Fort USA purchase and other capital expenditures.

 As of June 30, 2002, we have no material commitments for future capital expenditures, and we do not anticipate any other major expenditures in the foreseeable future. We believe our present facilities are adequate to meet our current and future needs.

 Results of Operations second Quarter 2002 verses second Quarter 2001
 --------------------------------------------------------------------
 Sales for the second quarter ended June 30, 2002 as compared to the second quarter ended June 30, 2001 decreased by $338,065. This change is due to lower sales of Dale Earnhardt merchandise and the over all economic decline, but partially offset by the addition of Fort sales.

 Gross margin percent increased to 52% as compared to 46.8% in 2001, due to slight changes in our product mix this quarter.

 Selling , general and administrative expenses increased 0.8%, from $1,322,263 in 2001 to $1,332,626 in 2002.

 For the second quarter of 2002, our net income was $178,226 as compared to the net income for 2001 of $175,968, mostly due to higher gross profit.

 Results of Operations Six Months 2002 verse Six Months 2001
 -----------------------------------------------------------
 Sales for the six months were lower by $9,761 as compared to 2001 due to a decline in Dale Earnhardt merchandise and the economy and increased by Fort product sales.

 Gross margin percent increased to 50.4% as compared to 47.2% in 2001, due to slight changes in our product mix this quarter.

 Selling, general and administrative expenses increased 0.8%, from $2,437,576 in 2001 to $2,456,740 in 2002.

 For the second quarter of 2002, our net income was $413,411 as compared to the net income for 2001 of $279,956, mostly due to higher gross profit.


 SIGNATURES
 ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to bCurrent Report July 29, 2002e signed on its behalf by the undersigned thereunto duly authorized.


 DYNA GROUP INTERNATIONAL, INC.
 ------------------------------
                                 (Registrant)

 Date:  August 16, 2002          /s/ Roger R. Tuttle
                                 ----------------------------------------
                                 (Signature)  Roger R. Tuttle, Chairman
                                 of the Board and Chief Executive Officer