Form 10QSB
period 2002-09-30
DYNA GROUP INTERNATIONAL INC
filed 2002-11-14
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    September 30, 2002

                                      Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from _________________ to _______________

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

 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 7,760,847

                         DYNA GROUP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)
                                              Sept. 30,          Dec. 31,
 ASSETS                                          2002              2001
                                              ----------        ----------
 Current Assets
   Cash                                      $    14,503       $    12,788
   Accounts receivable, net                    2,596,748         2,137,328
   Inventories                                 4,552,081         2,619,939
   Receivable from equity-method foreign
     investee                                    409,956           510,135
   Prepaid income tax                             63,058           206,288
   Other current assets                          185,521           202,346
                                              ----------        ----------
      Total Current Assets                     7,821,867         5,688,824

 Property and equipment, net of $3,385,569
   and $3,206,802 accumulated depreciation     1,000,927           522,261

 Investment in equity-method foreign
   investee                                      208,224           208,224
 Customer list - Fort USA purchase, net of
   $60,989 accumulated amortization              242,334                 -
 Other assets                                    107,928           106,445
                                              ----------        ----------
      Total Assets                           $ 9,381,280       $ 6,525,754
                                              ==========        ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Bank revolving line of credit             $ 3,033,827       $   869,378
   Accounts payable                              996,334           607,902
   Accrued expenses                              287,810           309,950
   Deferred income taxes                          67,983           136,378
   Note payable to stockholder                   349,171           505,671
                                              ----------        ----------
      Total current liabilities                4,735,125         2,429,279
                                              ----------        ----------

 Stockholders' Equity
   Common stock $.001 par value, 100,000,000
     shares authorized; 7,760,847 and
     7,581,258 issued and outstanding
     respectively                                  7,761             7,581
   Paid in capital                             1,075,465         1,001,813
   Retained earnings                           3,562,929         3,087,081
                                              ----------        ----------
      Total Stockholders' Equity               4,646,155         4,096,475
                                              ----------        ----------
 Total Liabilities and Stockholders' Equity  $ 9,381,280       $ 6,525,754
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Three Months and Nine Months
                     Ended September 30, 2002 and 2001


                                  Three Months              Nine Months
                              Ended September 30,       Ended September 30,
                               2002         2001         2002         2001
                             ---------    ---------    ---------    ---------
 Sales                      $3,648,964   $3,336,693   $9,892,215   $9,589,704

 Cost of goods sold          2,105,750    1,808,968    5,200,842    5,112,375
                             ---------    ---------    ---------    ---------
      Gross Profit           1,543,214    1,527,725    4,691,373    4,477,329

 Selling, general and
   administrative            1,406,106    1,167,426    3,862,846    3,608,527
                             ---------    ---------    ---------    ---------
      Operating Income         137,108      360,299      828,527      868,802

 Interest expense               43,152       35,785      108,191      102,852
                             ---------    ---------    ---------    ---------
 Income before income taxes     93,956      324,514      720,336      765,950

 Income tax                     31,605       98,000      244,574      263,000
                             ---------    ---------    ---------    ---------
      NET INCOME            $   62,351   $  226,514   $  475,762   $  502,950
                             =========    =========    =========    =========

 Basic and diluted
   earnings per share             $.01         $.03         $.06         $.07

 Weighted average shares
   outstanding               7,760,847    7,564,591    7,707,651    7,564,591

                        DYNA GROUP INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Nine months Ended September 30, 2002 and 2001

                                                         2002         2001
                                                      ----------   ----------
 Cash Flows From Operating Activities:
 Net income                                          $   475,762  $   502,950
   Adjustments to reconcile net income to net
     cash used by operating activities
     Depreciation and amortization                       239,756      188,864
     Stock issued for services                            80,921            -
   Changes in:
       Accounts receivable, net                           15,580       14,816
       Inventories                                    (1,557,142)    (400,245)
       Receivable from equity method
         foreign investee                                100,179            -
       Prepaid income tax                                143,230            -
       Other current assets                           (   48,926)    ( 35,268)
       Prepaid expenses and other assets                  64,268     (469,170)
       Accounts payable                                  388,518      306,989
       Accrued expenses                               (   22,140)    ( 31,066)
       Income tax payable                             (   68,395)      40,037
                                                      ----------   ----------
 Cash Used By Operating Activities                    (  188,389)     117,907
                                                      ----------   ----------

 Cash Flows From Investing Activities
   Purchase of property and equipment                 (  380,790)    (235,690)
   Purchase of selected assets of Fort USA            (1,429,966)
                                                      ----------   ----------
 Cash Used By Investing Activities                    (1,810,756)    (235,690)
                                                      ----------   ----------

 Cash Flows from Financing Activities:
  Payments on installment debt                                 -     ( 14,106)
  Net proceeds from bank revolving line of credit      2,164,449      155,313
  Payments on notes payable to stockholder            (  156,500)    ( 20,624)
  Purchase of treasury stock                          (    7,089)    (  2,800)
                                                      ----------   ----------
 Cash Provided By Financing Activities                 2,000,860      117,783
                                                      ----------   ----------
 CHANGE IN CASH                                            1,715            0

 CASH, beginning of period                                12,788       10,000
                                                      ----------   ----------
 CASH, end of period                                 $    14,053  $    10,000
                                                      ==========   ==========

                  DYNA GROUP INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - FINANCIAL INFORMATION

 Our condensed balance sheet as of September 30, 2002, and the related condensed statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2001 Form 10-KSB.


 NOTE 2 - COMMON STOCK

 In April 2002, we issued 189,589 shares of common stock to several employees for bonuses valued at $128,921.


 NOTE 3 - MAJOR CONSTRUCTION

 We completed a 20,000 square foot warehouse extension costing $237,000 to our facilities leased from our CEO and majority shareholder in the first quarter of 2002. The existing lease expires in 2010, but we executed an amendment that upon any possible lease termination on or before the year 2042 to require our CEO to pay us the remaining net book value of the warehouse addition calculated on a 40-year straight-line amortization basis.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources
 -------------------------------
 On February 1, 2002 we purchased the assets of Fort USA for $1,250,000 plus related expenses of $146,968. This acquisition was accounted for as a purchase. All financial results of Fort USA are consolidated with our results.

 A 20,000 square foot warehouse was added to accommodate Fort and future growth. See Note 3 of the financial statements.

 Our working capital ratio at September 30, 2002 was 1.7, which is slightly lower from December 31, 2001 of 2.3. This is a result of using our bank credit line to finance our Fort USA purchase and other related capital expenditures.

 As of September 30, 2002, we have no material commitments for future capital expenditures, and we do not anticipate any other major expenditures in the foreseeable future. We believe our present facilities are adequate to meet our current and future needs.

 The bank debt has increased from $1.3 million as of September 30, 2001 to $3.0 million as of September 30, 2002. The use of cash for the acquisition, building expansion and the increase in inventory accounts for $2,982,000 of the current $3,034,000 debit. Without the acquisition of Fort and the related expenses, the current bank debt would be negligible. Inventory is currently high. However, inventory is historically reduced in the fourth quarter due to holiday sales. Bank debt will be reduced accordingly.

 Results of Operations third Quarter 2002 verses third Quarter 2001
 ------------------------------------------------------------------
 Revenues increased in third quarter 2002 compared to third quarter 2001, by $312,271 or 9.4%. Total revenues increased despite lower sales of Dale Earnhardt merchandise. This is attributed to Fort USA revenues replacing the Dale Earnhardt sales.

 Gross margin percent decreased to 42.3% as compared to 45.8% in 2001, due to changes in sales of our product mix this quarter.

 Selling, general and administrative expenses increased 20.4%, from $1,167,426 in 2001 to $1,406,106 in 2002. This increase for the quarter is due to higher bad debt and travel expenses, which are Fort related expenses.

 For the third quarter of 2002 our net income was $62,351, as compared to the net income for 2001 of $226,514. The decrease is due to a lower gross profit and higher selling, general and administrative expenses previously explained.

 Results of Operations Nine Months 2002 verse Nine Months 2001
 -------------------------------------------------------------
 Sales for the nine months were higher by $302,511 as compared to 2001. Even though there has been a decline in Dale Earnhardt merchandise and the economy, the increase by Fort product sales has made up more than those sales declines.

 Gross margin percent increased to 47.4% as compared to 46.7% in 2001, due to changes in our sales of product mix.

 Selling, general and administrative expenses increased 7%, from $3,608,527 in 2001 to $3,862,846 in 2002. This change is due to stock bonuses issued this  year when  compared to  prior years  and the  costs
 associated  with   acquiring  Fort   USA.        Selling,  general   and
 administrative costs include $61,000 of amortization expense on the Fort customer list and $144,000 of bonus expense as of September 30, 2002, as compared to $41,000 as of September 30, 2001.

 For the  first nine  months of  2002,  our net  income was  $475,762  as compared to net income for 2001 of $502,950. The decrease is due to higher selling, general and administrative expenses. These expenses include bad debt, travel, bonuses, and the Fort customer list amortization.




 SIGNATURES
 ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 DYNA GROUP INTERNATIONAL, INC.
 ------------------------------

                                 (Registrant)

 Date:  November 13, 2002     /s/ Roger R. Tuttle
                              ----------------------------------------
                              (Signature)  Roger R. Tuttle, Chairman
                              of the Board and Chief Executive Officer

 CERTIFICATIONS*
 --------------
 I, Sandra Tristan, certify that:
 1. I have reviewed this annual report on Form 10-QSB of Dyna Group International, Inc.;
 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 11, 2002


 /s/ Sandra Tristan
 Sandra Tristan
 Chief Financial Officer

                          CERTIFICATIONS PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


 In connection with the Quarterly Report of Dyna Group International, Inc. on Form 10-QSB for the period ending September 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report"), the undersigned, Chief Executive Officer of Dyna Group International, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Dyna Group International, Inc..


 /s/ Roger R. Tuttle
 By:  Roger R. Tuttle
 Chief Executive Officer
 November 13, 2002