Form 10KSB
period 2002-12-31
DYNA GROUP INTERNATIONAL INC
filed 2003-04-29
CIK 844787

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB

 [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and
     Exchange Act of 1934.

        For the fiscal year ended:    December 31, 2002

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

 The net sales for the year ended December 31, 2002 were $13,203,392.

 The aggregate market value of the voting stock held by non-affiliated of the registrant as of March 28, 2003 was $2,535,268.

 The number of shares outstanding of the registrant's common stock as of March 28, 2003 was 8,369,293.

 DOCUMENTS INCORPORATED BY REFERENCE

 None.

                                    Part I

 Item 1.   Business
           --------
 General
 -------

      Dyna Group International, Inc. is a Nevada corporation and conducts all of its business through its wholly owned subsidiary, Great American Products, Ltd. ("Great American Products").

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

 Forward Looking Statements
 --------------------------

      This annual report for the year ended December 31, 2002, as well as other public documents of Great American Products, contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of ours, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, our expectations and estimates as to future financial performance, cash flows from operations and capital, are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in Great American Products following with the Securities and Exchange Commission, including this report, the following factors, among others could cause Great American Products actual results to differ materially.

 Products and Sales
 ------------------

      We design, manufacture, and market lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as pewter decorated glassware, caps, ceramic ware, pewter decorated wall and desk decor, and pewter enhanced keepsake boxes. All of the Company's centrifugally cast products are designed at the Company's New Braunfels, Texas facility. Most of the manufacturing and painting of the cast products is performed in Mexico with the remainder done in New Braunfels, Texas.

      We obtained license agreements with Nascar and 23 select drivers, the National Football Properties League, Major League Baseball, the National Basketball Association, the National Hockey League, and Colleges and Universities. We are continuing to expand our license agreements, because we believe that licensed products enhance our image and present new opportunities for market expansion. License agreements are periodically renewed, and we do not anticipate significant cancellations or non-renewals. The majority of the license agreements have annual renewals. The remaining license agreements can range from two years to automatic rollover renewals.

      The business is affected by seasonal factors. Inventory levels at December 31, 2002 were higher by $1,915,159 when compared to December 31, 2001. The raw materials used in the manufacture of our centrifugally cast products are readily available from numerous sources. Extension of credit terms to its customers range from normal 30 days terms to 90 days from the date of invoice.

 Marketing and Distribution
 --------------------------

      We sell our products through our own sales force, through independent commissioned sales representatives, and through distributors. As of December 31, 2002, our sales force and related support staff numbered 11 persons. We also utilize approximately 49 independent, commissioned sales groups. The products are also produced for sales to the premium/advertising specialty industry, for purposes of sales promotions and incentives.

 Foreign Operations and Export Sales
 -----------------------------------

      In August 1994, we entered into a joint venture agreement with Mexican individuals for the production of its cast products. We have experienced reduced production costs. Sales to markets outside the USA have declined as the market for belt buckles has declined both internationally and domestically.

 Major Customers
 ---------------

      We have over 2,900 customers.   One major customer accounted for  14.1%
 of sales in 2002. The top 10 customers represent 38.2% of our revenues.

 Competition
 -----------

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

 Employees
 ---------

      We employ 100 to 150 full time people, of whom 25 are engaged in sales and administration, 7 in creative design and 100 in manufacturing, assembly, shipping, and warehousing.


 Equipment
 ---------

      Our New Braunfels, Texas, facility is equipped for manufacturing, assembly, packaging, and shipping of centrifugally cast pewter, and pewter enhanced drinkware. All of our equipment is in good condition.


 Item 2.   Property
           --------

      Our executive office is located in a 70,000 square foot facility leased from the major shareholder at 1661 S. Seguin, New Braunfels, Texas 78130. The building is considered to be in excellent condition.
 The terms of this lease are summarized below.

                            Approximate Area     Lease           Monthly
 Type of Facility            in Square Feet    Expiration        Rental
 -----------------------    ----------------   ----------        -------
 Mfg. /Warehouse - Texas         70,000         12/31/10         $16,298

      In May of 1998 the Broadview, IL facility was sold.


 Item 3.   Legal Proceedings
           -----------------

      We have requested that the Texas Supreme Court hear our case. The law is clear that the Judge is obligated to reconcile a Jury finding if the Jury's answers are confusing or in conflict. The Judge in this case dismissed five Jury answers in our favor and chose one answer which was a confusing jury charge. We do not have an opinion as to the outcome of this case. All expenses have been expressed as incurred. Future expenses for the submission to the Supreme Court are estimated at $15,000.00


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

      Not applicable.

                                   Part II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           -------------------------------------------------------------
           Matters
           -------

 Market Information
 ------------------

      Our Common Stock trades over the counter on the NASDAQ bulletin board under the symbol DGIX. The following table sets forth for the periods indicated the high and low bid quotations for the Common Stock. The quotations represent prices in the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commissions.

                                     High Bid           Low Bid
                                   ------------      ------------
 2001           4th Quarter       $ 1      9/32     $       19/32
                3rd Quarter         1      3/32             15/32
                2nd Quarter               25/32             10/32
                1st Quarter           20 1/8/32          9 1/8/32

 2002           4th Quarter       $       28/32     $   18 1/2/32
                3rd Quarter         1  1 1/2/32         16 1/2/32
                2nd Quarter         1  6 1/4/32         21 3/4/32
                1st Quarter           31 3/4/32             19/32



 Holders
 -------
                                                Approximate number of holders
 Title of Class                                  of record as of March 2003
 --------------                                  --------------------------
   Common Stock, par value    $.001 per share               321


 Dividends
 ---------
      We have never paid dividends and do not foresee doing so. Dividends are restricted by the covenants stated in the Credit and Security Agreement between Great American Products and Wells Fargo Bank.


 Item 6.   Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations
           -------------------------

      Set forth below is a discussion and analysis of the financial condition and operating results of operations. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

 Liquidity and Capital Resources
 -------------------------------

      We have a current ratio in 2002 of 1.6 to 1, which changed from 2001 ratio of 2.0 to 1. Net cash decreased by $2,241 in 2002.

      Operating activities provided $505,924 of cash in 2002. Net working capital decreased by $135,804.

      Investing activities used $1,877,750 primarily to purchase the Fort USA Assets. Financing activities provided $1,369,585 that was used to acquire the Fort USA Assets.

      Our inventory increased by $1,900,000 from 2001 to 2002. About $700,000 of this increase was due to our purchase of the Fort product line in February 2002. The remaining increase is due to the Great American Product line necessary to insure timely delivery and service to our customer base.

      We decided to write down a substantial portion of our inventory to scrap value. Virtually all of these slow moving items were in excess of one year's sales and the majority was on hand 2 years ago. We wrote off
 $1,000,000 (before offsetting tax benefits) as of December 31, 2000, and $63,000 in 2001. We do not consider this restatement either a change in accounting principle or a change in accounting estimate, but rather the correction of several errors in how we valued slow-moving stock. In these uncertain times, we want to be in full compliance with what we believe to be evolving standards of reporting under Securities and Exchange rules.

      On January 23, 2002 we entered into a banking relationship with Wells Fargo Bank, which provides a $3,500,000 line of credit. This credit line is subject to several affirmative and negative covenants The affirmative covenants include report requirements, books and records inspection, account verification, compliance with laws, payment of taxes and other claims, maintenance of properties, insurance, preservation of existence, delivery of instruments, collateral account, performance by the borrower, minimum debt service coverage ratio, minimum net losses, and proceeds from sale of real property. The negative covenants include liens and indebtedness, guarantees, investments and subsidiaries, dividends, and capital expenditures. As of December 31, 2002 the outstanding loan balance was $2,395,806.

 Results of Operations
 ---------------------
                               2002 versus 2001
                               ----------------

      Net sales for the year ended December 31, 2002 increased by $477,657 or 3.8% as compared to 2001.

      Gross profit margins decreased to 32.4% in 2002 compared to 36.5% in 2001. This reduction is due to the write down of inventory discussed previously.

      The selling expenses were higher by $287,807 when compared to the selling expenses incurred in 2001. Royalty expense decreased by $223,560 or 18.6%, and decreased by 2% as a percent of sales. The general and administrative expenses were also higher than 2001 by $118,776 or 9.6%.

      Net income decreased from $571,249 in 2001 to $169,175 in 2002, which decreased earnings per share from $.07 per share in 2001 to $.02 per share in 2002.


 Item 7.   Financial Statements
           --------------------

      See financial statements set forth in Item 13 of this annual report.


 Item 8.   Changes in and Disagreements with Accountants on Accounting
           -----------------------------------------------------------
           and Financial Disclosure
           ------------------------

      None.

                                   Part III

 Item 9.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

      The executive officers and directors are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

 Name                     Age       Position
 ---------------          ---       --------
 Roger R. Tuttle           55       Chairman of the Board of Directors, and
                                    Chief Executive Officer and President of
                                    Great American Products

 Jeffrey L. Smith          47       Secretary, Vice President and General
                                    Manager of Great American Products, and a
                                    Director

 Sandra Tristan            42       Treasurer, Controller of Great American
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


 Item 10.  Executive Compensation
           ----------------------

 Cash Compensation
 -----------------

      The following table sets forth all cash compensation paid or accrued by us for services rendered during the years ended December 31, 2002, and 2002 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:

                                                 Other Annual    Long Term
     Name              Year   Salary     Bonus   Compensation   Compensation
 -------------------   ----   -------    -----   ------------   ------------
 Roger R. Tuttle       2002  $140,500   $5000        ----           ----
 Chairman of the       2001  $140,500   $8000        ----           ----
 Board of Directors,   2000  $140,500   $3000        ----           ----
 And Chief Executive   1999  $139,229    ----        ----           ----
 Officer               1998  $141,163    ----        ----           ----

      We provide certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

      Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

 Compensation Pursuant to Plan
 -----------------------------

      We have a 401k Profit Sharing Plan and Trust for eligible employees. Employees who have completed six months of service are eligible to participate in the Plan under which we contribute amounts determined from time to time at its discretion. Our contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 6 years of employment. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment or age 65. Participants' account balances under the Trust as of the year ended December 31, 2002 for all executive officers as a group and for Mr. Tuttle were $262,287 and $198,495 respectively.


 Item 11.  Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

      The following table provides information as of December 31, 2002 for each person who owned more than five (5%) percent Common Stock beneficially and by each director and each officer and all officers and directors as a group:

                Name and                 Amount and
 Title          Address of               Nature of               Percent
 Of Class       Beneficial Owner         Beneficial Ownership    of Class
 --------       ----------------         --------------------    --------
 Security Ownership of Management:

 Common Stock   Tuttle Investments LTD         3,406,778           40.7%
                1661 S. Seguin Ave.
                New Braunfels, TX  78130

 Common Stock   All Directors and              3,493,778           41.7%
                officers as a Group

      (1) Starting in 1994 to January 1999, Mr. Tuttle has gifted 103,000 shares to each of his children. Mr. Tuttle has guardianship and retains the voting rights. In 1999 Mr. Tuttle formed Tuttle Investments LTD, a family limited partnership. 3,300,000 shares were gifted to the partnership in which Tuttle is the general partner and retains control.


 Item 12.  Certain Relationships and Related Transactions
           ----------------------------------------------

      We have a note payable to Roger R. Tuttle, the Chairman of the Board, which is summarized as follows:

      Secured promissory note,
      both principal and accrued interest payable
      to the major stockholder at a rate not to exceed 70%
      of net income on a quarterly basis, interest 8.5% per
      annually (8.75% at December 31, 2002)                       $349,003

      This note payable is subordinate to Wells Fargo Bank. Mr. Tuttle is also a guarantor of the line of credit at Wells Fargo Bank.

      We lease the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $16,298. The lease expires December 31, 2010.


                                   PART IV

 Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a)  1. Financial Statements:

           Dyna Group International, Inc. and Subsidiary            Page

           Report of Independent Accountants                         11
           Consolidated Balance Sheets -                             12
             December 31, 2001 and 2000
           Consolidated Statements of income - for                   13
             the years ended December 31, 2001 and 2000
           Consolidated Statements of Changes in -                   14
             Stockholders' Equity for the years ended
             December 31, 2001 and 2000
           Consolidated Statements of Cash Flows -                   15
             for the years ended
                December 31, 2001 and 2000
           Notes to Consolidated Financial Statements                16

           2. Exhibits:

           Reference is made to "Exhibit Index" beginning on page 31 herein.

      (b)  Reports on Form 8-K

           None.

 SIGNATURES
 ----------

      Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Dyna Group International, L.L.C.
                                 (Registrant)


 By /s/ Roger R. Tuttle
 ----------------------------------------------------------------------
 Roger R. Tuttle, Chairman of the Board            Date: April 28, 2003
   and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 By /s/ Roger R. Tuttle
 ----------------------------------------------------------------------
 Roger R. Tuttle, Chairman of the Board            Date: April 28, 2003
   and Chief Executive Officer


 By /s/ Jeffrey L. Smith
 ----------------------------------------------------------------------
 Jeffrey L. Smith, Secretary and Director          Date: April 28, 2003


 By /s/ Sandra Tristan
 ----------------------------------------------------------------------
 Sandra Tristan, Treasurer and Director            Date: April 28, 2003

 CERTIFICATIONS
 --------------

 I, Roger R. Tuttle, & I, Sandra Tristan, certify that:

 1. I have reviewed this annual report on Form 10-KSB of Dyna Group International, Inc.;

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

 Date: April 28, 2003

 /s/ Roger R. Tuttle
 -------------------
 By:  Roger R. Tuttle
 Chief Executive Officer


 /s/ Sandra Tristan
 ------------------
 Sandra Tristan
 Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

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

 3 (a) Articles of Incorporation

   (b) By-Laws.

 4 (a) Specimen Common stock Certificate

 10 (a) Asset Purchase Agreements between General Tire, Inc. and Hibdon Tire
        Centers, Inc. dated February 26, 1993

 99  *  Certifications Pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.


     *  Filed herewith

                         INDEPENDENT AUDITORS' REPORT


 To the Board of Directors
    Dyna Group International, Inc.
    Houston, Texas

 We have audited the accompanying consolidated balance sheets of Dyna
 Group International, Inc. as of December 31, 2002 and 2001 and the related statements of consolidated income and comprehensive income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of Dyna Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 2, Dyna Group has restated its financial statements for 2001 and as of December 31, 2000.


 MALONE & BAILEY, PLLC
 www.malone-bailey.com
 Houston, Texas

 February 24, 2003

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2002 and 2001

                                                                (Restated)
           ASSETS                                2002              2001
                                              ----------        ----------
 Current Assets
   Cash                                      $    10,547       $    12,788
   Accounts receivable, net of
     allowance of $91,844 and $93,202          1,687,387         2,137,328
   Inventory                                   3,339,091         1,423,932
   Income tax refund receivable                  450,811           507,613
   Prepaid income taxes                          120,000
   Receivable from equity-method
     foreign investee                             52,842           510,135
   Prepaid expenses                               65,975           141,216
   Other                                          34,941            61,130
                                              ----------        ----------
      Total Current Assets                     5,761,594         4,794,142
                                              ----------        ----------
 Property and equipment, net of accumulated
   depreciation of $3,462,626 and $3,206,802     821,108           522,261
 Investment in equity-method foreign investee    223,145           208,224
 Deferred income tax                              19,745            19,739
 Cash surrender value of life insurance           80,911            86,706
                                              ----------        ----------
                                             $ 6,906,503       $ 5,631,072
                                              ==========        ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Bank revolving line of credit             $ 2,395,806       $   869,378
   Accounts payable                              523,155           607,903
   Accrued expenses                              175,991           309,950
   Deferred income tax                            88,757           136,378
   Note payable to stockholder                   348,827           505,671
                                              ----------        ----------
      Total Current Liabilities                3,532,536         2,429,280
                                              ----------        ----------
 Commitments and Contingencies

 Stockholders' Equity
   Common stock, $.001 par value, 100,000,000
     shares authorized, 7,586,258 and
     7,581,258 shares issued and outstanding       7,586             7,581
   Paid in capital                             1,004,725         1,001,730
   Retained earnings                           2,361,656         2,192,481
                                              ----------        ----------
      Total Stockholders' Equity               3,373,967         3,201,792
                                              ----------        ----------
                                             $ 6,906,503       $ 5,631,072
                                              ==========        ==========

               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 2002 and 2001

                                                                (Restated)
                                                 2002              2001
                                              ----------        ----------
 Revenue                                     $13,203,392       $12,725,735

 Cost of sales                                 8,916,544         8,070,101
 Selling                                       1,514,612         1,226,805
 Royalties                                       976,234         1,199,794
 General & administrative                      1,362,145         1,243,369
                                              ----------        ----------
      Total operating expenses                12,769,535        11,740,069
                                              ----------        ----------
      Operating income                           433,857           985,666
                                              ----------        ----------
 Interest expense                             (  150,507)       (  120,137)
                                              ----------        ----------
      Income before income taxes                 283,350           865,529

 Income tax                                      114,175           294,280
                                              ----------        ----------
      NET INCOME                             $   169,175       $   571,249
                                              ==========        ==========

 Basic and diluted earnings per share               $.02              $.08

 Weighted average shares outstanding           7,584,591         7,529,591


               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Restated)



                          Common Stock      Retained    Treasury
                        Shares     Amount   Earnings      Stock       Totals
                      ---------  ---------  ---------   ---------    ---------
 Balances as
  previously reported
  December 31, 2000   8,179,704 $  982,493 $2,631,255  $ (160,288)  $3,453,460

 Prior period
  adjustments                                (844,088)                (844,088)
                      ---------  ---------  ---------   ---------    ---------
 Restated Balances,
  December 31, 2000   8,179,704    982,493  1,787,167    (160,288)   2,609,372

 Stock issued
  for services           83,333     27,500                              27,500

 Re-purchase of stock                                      (6,329)      (6,329)

 Cancellation of
  treasury stock       (681,779)      (682)  (165,935)    166,617

 Net income                                   571,249                  571,249
                      ---------  ---------  ---------   ---------    ---------
 Balances,
  December 31, 2001   7,581,258  1,009,311  2,192,481           0    3,201,792

 Stock issued
  for services            5,000      3,000                               3,000

 Net income                                   169,175                  169,175
                      ---------  ---------  ---------   ---------    ---------
 Balances,
  December 31, 2002   7,586,258  1,012,311 $2,361,656  $        0   $3,373,967
                      =========             =========   =========    =========
 Less: par value                     7,586
                                 ---------
 Paid in capital                $1,004,725
                                 =========


               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          December 31, 2002 and 2001

                                                                   (Restated)
                                                         2002         2001
                                                      ----------   ----------
 Cash Flows From Operating Activities
   Net income                                        $   169,175  $   571,249
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                        300,108      273,920
     Earnings from equity-method foreign investee     (  158,921)    (161,245)
     Write-off slow-moving inventory                     161,610      139,700
     Deferred income taxes                            (   47,627)     134,535
     Bad debts                                           165,266      107,042
     Issuance of stock for services                        3,000       27,500
     Decrease in cash surrender value of officers'
      life insurance                                      21,216       11,108
     Changes in:
      Accounts receivable                                663,850       43,560
      Inventory                                       (1,192,570)     120,746
      Income tax refund receivable                        56,802     (218,949)
      Prepaid income taxes                            (  120,000)
      Receivable from equity-method foreign investee     601,293     (266,708)
      Prepaid expenses                                    75,241     ( 61,941)
      Other current assets                                26,187     ( 61,130)
      Accounts payable & accrued expenses             (  218,706)    (110,446)
                                                      ----------   ----------
   Net Cash Provided by Operating Activities             505,924      548,941
                                                      ----------   ----------
 Cash Flows Used in Investing Activities
   Purchase of property and equipment                 (  452,858)    (260,524)
   Increase in cash surrender value of officers'
     life insurance                                   (   15,421)    (  4,000)
   Purchase of Fort USA selected assets               (1,409,471)
                                                      ----------   ----------
   Net Cash Used in Investing Activities              (1,877,750)    (264,524)
                                                      ----------   ----------
 Cash Flows From Financing Activities
   Net change in bank revolving line of credit         1,526,428     (259,968)
   Payments on installment debt                                      ( 15,332)
   Payments on note payable to stockholder            (  156,843)
   Re-purchases of stock                                             (  6,329)
                                                      ----------   ----------
   Net Cash From Financing Activities                  1,369,585     (281,629)
                                                      ----------   ----------
 Net change in cash                                   (    2,241)       2,788
 Cash at beginning of year                                12,788       10,000
                                                      ----------   ----------
 Cash at end of year                                 $    10,547  $    12,788
                                                      ==========   ==========
 Cash paid during the year for:
   Interest                                          $   150,507  $   120,137
   Income taxes                                                0      320,000


               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

 The Company began business as Dyna Tour Corporation, which was formed in Illinois on November 1, 1980. Dyna Group International, Inc. was incorporated in Nevada on August 21, 1986 for the purpose of combining the business of Dyna Tour Corporation with a public shell, Red Creek Investments, Inc. Dyna Group operates under the name of its wholly-owned subsidiary, Great American Products, Ltd., a Texas Limited Partnership ("Great American"). Great American is owned 99% by Dyna Group and 1% by a Texas Limited Liability company also owned by Dyna Group.

 Great American designs, manufactures and markets lines of consumer and commercial products, including belt buckles, model miniatures, key chains, picture frames and pewter decorated products.

 2001 and 2000 were restated.  See note 13.

 About 90 percent of manufacturing is done by a Mexican company, GAP Promociones, S.A. de C.V. ("GAP Promociones"), which is 40% owned by Great American.

 Basis of Presentation. The consolidated financial statements include the accounts of Dyna Group and Great American after the elimination of intercompany transactions. Great American owns 40% of a Mexican company, GAP Promociones, which it accounts for under the equity method.

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

 Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2002 and 2001.

 Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product. Great American records rebates given to customers as a reduction of revenue and as a liability, based on estimates of the amounts ultimately expected to be paid or refunded to our customers.

 Allowance For Doubtful Accounts. Great American analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. Inventories. Inventories are valued at the lower of first-in, first-out
 (FIFO) cost or market.

 Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, and maintenance and repairs are charged to current operations.

 Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2002 or 2001.

 Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

 Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2002 or 2001.

 Foreign currency. Great American's joint venture has the U.S. dollar designated as their functional currency because most transactions, including all raw material purchases and all sales to Great American are conducted in U.S. dollars. Transactions conducted in the local currency are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities. Income and expense elements are remeasured at average rates that approximate the rates in effect on the transaction dates. Equity transactions are remeasured at historical rates.

 Recently issued accounting pronouncements. Great American does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.


 NOTE 2 - RESTATEMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

 In the originally prepared December 31, 2001 financials, inventory was overstated. A summary of the restatements are as follows:

                                    Previously     Increase
 As of December 31, 2001:             Stated      (Decrease)     Restated
                                   -----------   -----------   -----------
 Balance Sheet:
  Cash                            $     12,788                $     12,788
  Accounts receivable                2,137,328                   2,137,328
  Inventory                          2,619,939  $ (1,196,007)    1,423,932
  Receivable from equity-method
    foreign investee                   510,135                     510,135
  Income tax receivable                206,288       301,325       507,613
  Prepaid expenses                     126,045        15,171       141,216
  Other current assets                  76,301    (   15,171)       61,130
  Property & equipment, net            522,261                     522,261
  Investment in equity-method
    foreign investee                   208,224                     208,224
  Deferred income tax                   19,739                      19,739
  Cash surrender value-life
    insurance                           86,706                      86,706
                                   -----------   -----------   -----------
    Total assets                  $  6,525,754  $ (  894,682) $  5,631,072
                                   ===========   ===========   ===========

  Bank revolving line of credit   $    869,378                $    869,378
  Accounts payable                     607,903                     607,903
  Accrued expenses                     309,950                     309,950
  Deferred income tax                  136,378                     136,378
  Notes payable to stockholder         505,671                     505,671
  Common stock                           7,581                       7,581
  Paid in capital                    1,001,730                   1,001,730
  Retained earnings as of
     December 31, 2000               2,465,319  $   (844,087)    1,621,232
  Net income in 2001                   621,844      ( 50,595)      571,249
                                   -----------   -----------   -----------
    Total liabilities and equity  $  6,525,754  $   (894,682) $  5,631,072
                                   ===========   ===========   ===========


 For the year ended December 31, 2001:

 Income Statement:
  Revenue                         $ 12,827,507  $   (101,772) $ 12,725,735
  Cost of sales                     (7,993,442)     ( 76,659)   (8,070,101)
  Selling                           (1,328,577)      101,772    (1,226,805)
  Royalties                         (1,199,794)                 (1,199,794)
  General & administrative          (1,243,369)                 (1,243,369)
  Interest expense                  (  120,137)                 (  120,137)
  Income tax                        (  320,344)       26,064    (  294,280)
                                   -----------   -----------   -----------
  Net income                      $    621,844  $   ( 50,595) $    571,249
                                   ===========   ===========   ===========

 Basic and diluted loss
   per common share                       $.08                        $.08
 Weighted average common
   shares outstanding                7,529,591                   7,529,591



 NOTE 3 - INVENTORIES

      Major components of inventory are as follows:
                                                       (Restated)
                                             2002         2001
                                          ----------   ----------
      Pewter manufactured items          $   999,081  $   284,716
      Items purchased for resale           1,293,984      509,081
      Raw material - pewter                  391,961      275,344
      Supplies                               654,065      354,791
                                          ----------   ----------
                                         $ 3,339,091  $ 1,423,932
                                          ==========   ==========


 NOTE 4 - INVESTMENT IN GAP PROMOCIONES

 Great American reports its investment in GAP Promociones as a long-term asset, adjusted for its share of earnings each reporting period. GAP Promociones manufactures about 90% of Great American's in-house produced product line and Great American represents about 95% of the total revenues of GAP Promociones.

 Great American's share of net earnings after Mexican income taxes from GAP Promociones are included as reductions of cost of sales, because GAP Promociones functions almost solely as Great American's manufacturing facility. Distributions from profits during 2002 and 2001 received by Great American were $144,000 each year. Great American's share of earnings after such distributions was $190,718 and $63,342 for 2002 and 2001, respectively.


 NOTE 5 - PROPERTY AND EQUIPMENT

                                                            (Restated)
                                 Depr. Lives      2002         2001
                                -------------   ---------    ---------
      Leasehold improvements    7 to 40 years  $  348,046   $  110,664
      Machinery and equipment         7 years     774,315      657,177
      Vehicles                        5 years     120,415      120,415
      Molds and dies                  3 years   3,040,958    2,840,807
                                                ---------    ---------
                                                4,283,734    3,729,063
      Less:  accumulated depreciation          (3,462,626)  (3,206,802)
                                                ---------    ---------
                                               $  821,108   $  522,261
                                                =========    =========

 The building and leasehold improvements represent capital expenses to Great American's office and manufacturing facility in New Braunfels, Texas. This facility is owned by the majority shareholder of Dyna Group, and is leased to Dyna Group's wholly-owned subsidiary Great American under a lease expiring in 2010 (see Note 9). The building and certain improvements are depreciated over lives of up to 40 years because the landlord/stockholder has guaranteed to extend the lease for that period or reimburse Great American for the unamortized cost of the improvements if the lease ever expired before that time.


 NOTE 6 - BANK REVOLVING LINE OF CREDIT

 Great American maintains a credit line with Wells Fargo Bank Texas, N.A. This line was renewed for 1 year on July 31, 2002, and the total line is the lesser of $3,500,000 or 80 percent of current receivables and 50 percent of inventory. Interest is at Bank's prime + one-half percent. The line of credit is collateralized by substantially all of Great American's assets.


 NOTE 7 - NOTE PAYABLE TO STOCKHOLDER

 This note is collateralized by a second lien (subordinate to the Wells Fargo credit arrangement described above) on all assets and is payable in equal monthly installments including interest at 8.5 percent APR. The monthly payment amount was $3,746 in early 2002 and changed to $2,500 in July 2002.


 NOTE 8 - INCOME TAXES

 The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

 Income tax is composed of:
                                                        (Restated)
                                               2002        2001
                                           ----------   ----------
      Current income tax                   $  161,802   $   84,365
      Deferred income tax (benefit)           (47,627)     209,915
                                           ----------   ----------
                                           $  114,175   $  294,280
                                           ==========   ==========

 Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements and income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:
                                                       (Restated)
                                              2002        2001
                                           ----------  ----------
      Current tax liabilities              $  (88,757) $ (136,378)
      Non-current assets                       19,745      19,739
                                           ----------  ----------
           Total                           $  (69,012) $ (116,639)
                                           ==========  ==========

 The following is a reconciliation of the effective income tax rate:

                                                               (Restated)
                                                      2002        2001
                                                   ----------  ----------
 United States federal statutory income tax rate        34.0%       34.0%
 Increase (decrease) in tax rate resulting from:
   Non-deductible expenses                               6.5
   Rate differential                                     (.5)        (.2)
                                                   ----------  ----------
                                                        40.0%       33.8%
                                                   ==========  ==========


 NOTE 9 - EMPLOYEE BENEFIT PLAN

 Great American has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Great American made contributions of $25,687 and $30,620 during 2002 and 2001, respectively.


 NOTE 10 - COMMITMENTS AND CONTINGENCIES

 Great American leases its facility under an operating lease agreement with its majority stockholder which expires in 2010. Total minimum rental commitments as of December 31, 2003 are $205,354, $215,622 in 2004, $226,403
 in 2005, $237,723 in 2006, and $1,075,844 thereafter. Total rent expense was $194,705 and $185,135 in 2002 and 2001, respectively.

 Great American signs royalty agreement guarantees due to sports organizations and other commercial entities. Total minimum commitments under these guarantees are less than $20,000 as of December 31, 2002 and 2001.


 NOTE 11 - FOREIGN SALES

 Great American sells to Canada and various other countries. Total sales to Canada and other countries are $183,760 and $138,055 in 2002, and $161,266 and $123,594 in 2001.


 NOTE 12 - MAJOR CUSTOMERS AND VENDORS

 Great American sold 14 percent and 13 percent of its total sales to one customer in 2002 and 2001, respectively. Great American bought 21 percent of its raw materials from two key vendors in 2002 and 40 percent of its raw materials from three key vendors in 2001, respectively. No other customer or vendor accounted for as much as 10 percent of sales or purchases during 2002 or 2001.


 NOTE 13 - ACQUISITION OF FORT USA

 In February 2002, Great American agreed to purchase certain inventory, equipment and accounts receivable of Fort USA, Inc. ("Fort") for $1,250,000. Costs of the asset purchase totaled $159,471, for a total cost of $1,409,471.

 Great American purchased Fort because Fort's product line is compatible with Great American's and the purchase price was considered a bargain by Great American management.

 Results of operations from sales of Fort products have been included in these financial statements since Fort's acquisition in February 2002.

 The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

      Assets acquired
           Accounts receivable                $  379,175
           Inventory                             884,199
           Property and equipment                 72,645
           Molds and dies                         73,452
                                              ----------
      Total cost of asset purchase            $1,409,471
                                              ==========