Form 10QSB
period 2003-03-31
DYNA GROUP INTERNATIONAL INC
filed 2003-06-11
CIK 844787

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934

 For the period ended:    March 31, 2003

                                Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

 For the transition period from ____________  to ______________

 Commission file number: 0-17385

                 DYNA GROUP INTERNATIONAL, INC.
    (Exact name of registrant as specified in its charter)

          NEVADA                                 87-0404753
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

 1661 S. Seguin Ave., New Braunfels, Texas         78130
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


 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 7,586,258.

                  DYNA GROUP INTERNATIONAL, INC.
                         AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                               March 31,  December 31,
           ASSETS                                2003         2002
                                              ----------  ----------
 Current Assets
   Cash                                      $    10,665 $    10,547
   Accounts receivable, net of
      allowance of $90,222 and $91,844         1,613,441   1,687,387
   Inventory                                   3,525,833   3,339,091
   Income tax refund receivable                  450,811     450,811
   Prepaid income taxes                           56,733     120,000
   Receivable from equity-method
     foreign investee                                         52,842
   Prepaid expenses                               67,576      65,975
   Other                                          30,956      34,941
                                              ----------  ----------
      Total Current Assets                     5,756,015   5,761,594
                                              ----------  ----------
 Property and equipment, net of accumulated
   depreciation of $3,526,156 and $3,462,626     798,971     821,108
 Investment in equity-method foreign investee    270,363     223,145
 Deferred income tax                              19,745      19,745
 Cash surrender value of life insurance           80,911      80,911
                                              ----------  ----------
                                             $ 6,926,005 $ 6,906,503
                                              ==========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Bank revolving line of credit             $ 2,097,970 $ 2,395,806
   Accounts payable                              469,621     523,155
   Accrued expenses                              206,456     175,991
   Deferred income tax                            88,757      88,757
   Payable to equity-method foreign investee     217,595
   Note payable to stockholder                   348,827     348,827
                                              ----------  ----------
      Total Current Liabilities                3,429,226   3,532,536
                                              ----------  ----------
 Commitments and Contingencies

 Stockholders' Equity
   Common stock, $.001 par value, 100,000,000
     shares authorized, 7,586,258 and
     7,586,258 shares issued and outstanding       7,586       7,586
   Paid in capital                             1,004,725   1,004,725
   Retained earnings                           2,484,468   2,361,656
                                              ----------  ----------
      Total Stockholders' Equity               3,496,779   3,373,967
                                              ----------  ----------
                                             $ 6,926,005 $ 6,906,503
                                              ==========  ==========

                  DYNA GROUP INTERNATIONAL, INC.
                         AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
            Three Months Ended March 31, 2003 and 2002
                            (Unaudited)


                                                 2003        2002
                                             -----------  ----------

 Revenue                                     $ 2,914,558 $ 3,084,108

 Cost of sales                                 1,845,189   1,577,162
 Selling, general & administrative               848,828   1,124,114
                                             -----------  ----------
      Operating income                           220,541     382,832

 Interest expense                                 34,462      27,026
                                             -----------  ----------

      Income before income taxes                 186,079     355,806

 Income tax                                       63,267     120,621
                                             -----------  ----------
      NET INCOME                            $    122,812 $   235,185
                                             ===========  ==========

 Basic and diluted earnings per share               $.02        $.03

 Weighted average shares outstanding           7,586,258   7,571,258

                  DYNA GROUP INTERNATIONAL, INC.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
            Three Months Ended March 31, 2003 and 2002
                            (Unaudited)

                                                 2003        2002
                                             -----------  ----------
 Cash Flows From Operating Activities
   Net income                               $    122,812 $   235,185
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation                                 63,530      65,000
     Earnings from equity-method
       foreign investee                         ( 47,218)
     Bad debts                                    20,132
     Changes in:
      Accounts receivable                         53,814    (136,924)
      Inventory                                 (186,743)   (728,744)
      Prepaid income taxes                        63,267     120,621
      Due to/from equity-method
        foreign investee                         270,437     139,510
      Prepaid expenses                          (  1,602)
      Other current assets                         3,987    (158,383)
      Accounts payable & accrued expenses       ( 23,069)    281,711
                                             -----------   ---------
   Net Cash Provided by (Used in)
      Operating Activities                       339,347    (182,024)
                                             -----------  ----------
 Cash Flows From Investing Activities
   Purchase of property and equipment           ( 41,393)   (501,103)
   Purchase of Fort USA selected assets                     (122,270)
                                             -----------  ----------
   Net Cash Used in Investing Activities        ( 41,393)   (623,373)
                                             -----------  ----------
 Cash Flows Provided by (Uses in)
   Financing Activities
   Net change in bank revolving line
     of credit                                  (297,836)    907,395
   Re-purchases of stock                                    (  7,089)
                                             -----------  ----------
   Net Cash From Financing Activities           (297,836)    900,306
                                             -----------  ----------
 Net change in cash                                  118      94,909
 Cash at beginning of year                        10,547      12,788
                                             -----------  ----------
 Cash at end of year                        $     10,665 $   107,697
                                             ===========  ==========

                  DYNA GROUP INTERNATIONAL, INC.
                         AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


 NOTE 1 - BASIS OF PRESENTATION

 Our condensed unaudited balance sheet as of March 31, 2003, and the related condensed statements of operations and cash flows for the three months ended March 31, 2003 and 2002 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2002 Form 10-KSB.


 NOTE 2 - INVENTORIES

    Inventories consist of the following:

                                 March 31, 2003 December 31, 2002
                                 -------------- -----------------
      Raw materials-Pewter         $  521,619      $  391,961
      Pewter Manufacturing Items    1,403,320         999,081
      Items Purchased for Resale    1,228,138       1,293,984
      Supplies                        372,756         654,065
                                    ---------       ---------
                                   $3,525,833      $3,339,091
                                    =========       =========


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


 Liquidity and Capital Resources

 The Company's working capital ratio at March 31, 2003 was 1.7, which is slightly higher from December 31, 2002 of 1.6. This is a result of an increase in inventories, and a decrease in notes payable.

 During the first quarter of 2003 financing activities used
 $297,836 to reduce the revolving line of credit at the bank. The operating activities for the first quarter provided $339,347.

 As of March 31, 2003, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.


 Results of Operations

 Net sales for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 decreased $169,550 or 5.5%. This decrease in sales primarily relates to the declining economy and the loss of some Fort customers due to the change in ownership.

 The gross margin percent decreased to 36.7% as compared to 48.9% in 2002. The cost of goods sold was higher due to product mix this quarter. In particular the cost of raw materials and shipping expenses have increased by 12.6% over last years expenses

 The total selling, general and administrative expenses decreased by 24.5%, from $1,124,114 in 2002 to $848,828 in 2003.

 For the first quarter of 2003, the Company's net income was $122,812 as compared to the net income for 2002 of $235,185.
 The gross profit margin was lower due to product mix sold this quarter, which affected our net earnings.


 Item 3. Legal Proceeding

 On May 16, 2003, we were notified that the Texas Supreme Court denied our request to hear our appeal. Consequently, the decision of the trial court Judge to overturn the jury's favorable verdict stands with no further recourse.


                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DYNA GROUP INTERNATIONAL, INC.

                         (Registrant)

 Date:  June 11, 2003     /s/ Roger R. Tuttle
                         -----------------------------------------
                         (Signature)  Roger R. Tuttle, Chairman of
                         the Board and Chief Executive Officer

 CERTIFICATIONS
 --------------

 I, Roger R. Tuttle, & I, Sandra Tristan, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Dyna Group International, Inc.;

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

 Date: June 11, 2003

 /s/ Roger R. Tuttle
 -------------------
 By:  Roger R. Tuttle
 Chief Executive Officer


 /s/ Sandra Tristan
 ------------------
 Sandra Tristan
 Chief Financial Officer