Form 10QSB
period 2003-06-30
DYNA GROUP INTERNATIONAL INC
filed 2003-08-11
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    June 30, 2003

                                      Or

 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from ______________  to _________________

                       Commission file number: 0-17385

                        DYNA GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                       87-0404753
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  1661 S. Sequin Ave., New Braunfels, Texas                 78130
  -----------------------------------------               ----------
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

 [ X ] Yes     [   ] No

      The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 7,586,258.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                              (Unaudited)
                                               June 30,        December 31,
           ASSETS                                2003              2002
                                              ----------        ----------
 Current Assets
   Cash                                      $   212,758       $    10,547
   Accounts receivable, net of
     allowance of $45,004 and $91,844          1,596,610         1,687,387
   Inventory                                   3,012,388         3,339,091
   Income tax refund receivable                                    450,811
   Prepaid income taxes                          120,000           120,000
   Receivable from equity-method
     foreign investee                                               52,842
   Prepaid expenses                              141,977            65,975
   Note receivable, secured by 3rd
     lien on real estate                          90,000
   Other                                          28,203            34,941
                                              ----------        ----------
      Total Current Assets                     5,201,936         5,761,594
                                              ----------        ----------
 Property and equipment, net of accumulated
   depreciation of $3,588,843 and $3,462,626     765,837           821,108
 Investment in equity-method foreign investee    252,243           223,145
 Deferred income tax                              19,745            19,745
 Cash surrender value of life insurance           80,911            80,911
                                              ----------        ----------
                                             $ 6,320,672       $ 6,906,503
                                              ==========        ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Bank revolving line of credit             $ 1,860,530       $ 2,395,806
   Accounts payable                              417,269           523,155
   Accrued expenses                              130,581           175,991
   Deferred income tax                            88,757            88,757
   Payable to equity-method foreign investee     103,096
   Note payable to stockholder                   348,827           348,827
                                              ----------        ----------
      Total Current Liabilities                2,949,060         3,532,536
                                              ----------        ----------
 Commitments and Contingencies

 Stockholders' Equity
   Common stock, $.001 par value, 100,000,000
     shares authorized, 7,586,258 and
     7,586,258 shares issued and outstanding       7,586             7,586
   Paid in capital                             1,004,725         1,004,725
   Retained earnings                           2,359,301         2,361,656
                                              ----------        ----------
      Total Stockholders' Equity               3,371,612         3,373,967
                                              ----------        ----------
                                             $ 6,320,672       $ 6,906,503
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)


                                 Three Months               Six Months
                                 Ended June 30,            Ended June 30,
                               2003         2002         2003         2002
                             ---------    ---------    ---------    ---------
 Revenue                    $2,671,319  $ 3,159,143   $5,585,877  $ 6,243,251

 Cost of sales               2,001,400    1,517,930    3,846,589    3,095,092
 Selling, general
   & administrative            825,580    1,189,531    1,674,408    2,313,645
                             ---------    ---------    ---------    ---------
   Operating income           (155,661)     451,682       64,880      834,514

 Interest expense               32,772       38,013       67,234       65,039
                             ---------    ---------    ---------    ---------
   Income (loss) before
     income taxes             (188,433)     413,669       (2,354)     769,475

 Income tax (recovery)         (63,267)      92,348                   212,969
                             ---------    ---------    ---------    ---------
   NET INCOME (LOSS)        $ (125,166)  $  321,321   $   (2,354)  $  556,506
                             =========    =========    =========    =========

 Basic and diluted
   earnings per share            $(.02)        $.04        $(.00)        $.07

 Weighted average
   shares outstanding        7,586,258    7,586,258    7,586,258    7,586,258

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                    Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                         2003         2002
                                                      ----------   ----------
 Cash Flows From Operating Activities
   Net income (loss)                                 $    (2,354) $   556,506
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                        126,217      150,054
     Earnings from equity-method foreign investee       ( 29,098)
     Bad debts                                            33,785
     Changes in:
      Accounts receivable                                 56,991      511,204
      Inventory                                          326,703   (  722,863)
      Income tax refund receivable                       450,811
      Prepaid income taxes                                            143,230
      Due to/from equity-method foreign investee         155,938   (   14,218 )
      Prepaid expenses                                  ( 76,002)  (  137,207)
      Other current assets                                 6,740   (  120,829)
      Accounts payable & accrued expenses               (151,297)      51,494
                                                      ----------   ----------
   Net Cash Provided by Operating Activities             898,434      417,371
                                                      ----------   ----------
 Cash Flows Used in Investing Activities
   Purchase of property and equipment                   ( 70,947)  (  316,636)
   Purchase of Fort USA selected assets                            (1,396,968)
   Note receivable                                      ( 90,000)
                                                      ----------   ----------
   Net Cash Used in Investing Activities                (160,947)  (1,713,604)
                                                      ----------   ----------
 Cash Flows From Financing Activities
   Net change in bank revolving line of credit          (535,276)   1,410,117
   Payments on notes payable to stockholder                        (  106,500)
   Re-purchases of stock                                           (    7,089)
                                                      ----------   ----------
   Net Cash From Financing Activities                   (535,276)   1,296,528
                                                      ----------   ----------
 Net change in cash                                      202,211          295
 Cash at beginning of year                                10,547       12,788
                                                      ----------   ----------
 Cash at end of year                                 $   212,758  $    13,083
                                                      ==========   ==========

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited interim financial statements of Dyna Group International, Inc. ("Dyna Group") have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002, as filed with Form 10KSB, have been omitted.

 Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation


 NOTE 2 - NOTE RECEIVABLE

 Dyna Group International, Inc. ("Dyna Group") loaned the New Braunfels Museum of Art and Music $90,000 on April 11, 2003. The CEO of Dyna Group is on the board of the Museum. The loan matures on April 11, 2004, bears interest of 5 percent until April 11, 2004 and then 12 percent on any unpaid principal thereafter. Dyna Group has a third lien on real estate owned by the Museum as collateral.


 NOTE 3 - INVENTORIES

        Inventories consist of the following:

                                       June 30, 2003     December 31, 2002
                                         ----------          ----------
        Raw materials-Pewter            $   436,577         $   391,961
        Pewter Manufacturing Items        1,384,817             999,081
        Items Purchased for Resale          864,199           1,293,984
        Supplies                            326,795             654,065
                                         ----------          ----------
                                        $ 3,012,388         $ 3,339,091
                                         ==========          ==========


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

 Liquidity and Capital Resources
 -------------------------------
 The Company's working capital ratio at  June 30, 2003 was 1.8,  which is
 higher from December 31, 2002 of 1.6.    This is a result of  a decrease
 in notes payable.

 During the second quarter of 2003 financing activities used $535,276 to reduce the revolving line of credit at the bank. The operating activities for the second quarter provided $898,434.

 As of June 30, 2003, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.

 Results of Operations of six months June 30, 2003 verses second June 30,
 2002
 ------------------------------------------------------------------------
 Net sales for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 decreased $657,374 or 10.5%. This decrease in sales primarily relates to the declining economy and lower retail sales.

 The gross profit margin percent decreased to 31.1% as compared to 50.4% in 2002. The decline in the gross profit margin is due to smaller but higher margin customers. Sales to our larger but lower margin customers have remained the same as last year if not higher.

 The total selling, general and administrative expenses decreased by 27.6%, from $2,313,645 in 2002 to $1,674,408 in 2003. This decrease is the results of lower royalties and commissions due to lower sales.

 For the six months ended of  2003, the Company's net loss was  $2,354 as
 compared to  the  net  income  for  2002 of  $556,506.    The  loss  was
 contributed to lower gross profit margins during the second quarter.


 Item 3. Legal Proceeding
 ------------------------
 On May 16, 2003, we were notified that the Texas Supreme Court denied our request to hear our appeal. Consequently, the decision of the trial court Judge to overturn the jury's favorable verdict stands with no further recourse.


 SIGNATURES
 ----------
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 DYNA GROUP INTERNATIONAL, INC.
 ------------------------------
                                 (Registrant)

 Date:  August 11, 2003            /s/ Roger R. Tuttle
                                 ----------------------------------------
                                 (Signature)  Roger R. Tuttle, Chairman
                                  of the Board and Chief Executive Officer