Form 10QSB
period 2003-09-30
DYNA GROUP INTERNATIONAL INC
filed 2003-11-12
CIK 844787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended: September 30, 2003

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________________

         Commission file number: 0-17385

                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         87-0404753
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1661 S. Sequin Ave., New Braunfels, Texas                       78130
-----------------------------------------                       -----
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

[X ] Yes     [    ] No

     The number of shares outstanding of the registrant's common stock as of September 30, 2003 was 7,586,258.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002

                                                                               (Unaudited)
                                                                              September 30, December 31,
                  ASSETS                                                           2003         2002
                                                                                 ---------- ----------
Current Assets
  Cash                                                                           $   97,415 $   10,547
  Accounts receivable, net of
         allowance of $45,004 and $91,844                                         2,250,090  1,687,387
  Inventory                                                                       2,463,873  3,339,091
  Income tax refund receivable                                                                 450,811
  Prepaid income taxes                                                               14,485    120,000
  Receivable from equity-method foreign investee                                                52,842
  Prepaid expenses                                                                  118,750     65,975
  Note receivable, secured by 3rd lien on real estate                                90,000
  Other                                                                              31,192     34,941
                                                                                 ---------- ----------
         Total Current Assets                                                     5,065,805  5,761,594

Property and equipment, net of accumulated
  depreciation of $3,627,474 and $3,462,626                                         770,291    821,108
Investment in equity-method foreign investee                                        223,762    223,145
Deferred income tax                                                                  19,745     19,745
Cash surrender value of life insurance                                               80,911     80,911
                                                                                 ---------- ----------
                                                                                 $6,160,514 $6,906,503
                                                                                 ========== ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank revolving line of credit                                                  $  371,894 $2,395,806
  Accounts payable                                                                1,045,416    523,155
  Accrued expenses                                                                  187,131    175,991
  Deferred income tax                                                                88,757     88,757
  Payable to equity-method foreign investee                                         139,698
  Note payable to stockholder                                                       748,827    348,827
                                                                                 ---------- ----------
         Total Current Liabilities                                                2,581,723  3,532,536
                                                                                 ---------- ----------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
    shares authorized, 7,586,258 and 7,586,258
    shares issued and outstanding                                                     7,586      7,586
  Paid in capital                                                                 1,004,725  1,004,725
  Retained earnings                                                               2,566,480  2,361,656
                                                                                 ---------- ----------
         Total Stockholders' Equity                                               3,578,791  3,373,967
                                                                                 ---------- ----------
                                                                                 $6,160,514 $6,906,503
                                                                                 ========== ==========


                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended September 30, 2003
                                    and 2002
                                   (Unaudited)


                                    Three Months             Nine Months
                                 Ended September 30,       Ended September 30,
                                  2003        2002          2003        2002
                               ----------   ----------   ----------   ----------

Revenue                        $3,862,599   $3,648,964   $9,448,476   $9,892,215


Cost of sales                   2,649,327    2,460,445    6,495,916    6,100,480
Selling, general
  & administrative                878,434    1,051,411    2,552,842    2,882,287
                               ----------   ----------   ----------   ----------
  Operating income                334,838      137,108      399,718      909,448

Interest expense                   22,146       43,152       89,380      108,191
                               ----------   ----------   ----------   ----------
  Income before
    income taxes                  312,692       93,956      310,338      801,257

Income tax                        105,515       31,605      105,515      244,574
                               ----------   ----------   ----------   ----------
  NET INCOME                   $  207,177   $   62,351   $  204,823   $  556,683
                               ==========   ==========   ==========   ==========

Basic and diluted
  earnings per share           $      .03   $      .01   $      .03   $      .07

Weighted average
  shares outstanding            7,586,258    7,586,258    7,586,258    7,586,258

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                          2003          2002
                                                      -----------    -----------
Cash Flows From Operating Activities
  Net income                                          $   204,823    $   556,683
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation                                          195,185        239,756
    Earnings from equity-method foreign investee             (617)
    Bad debts                                              80,210
    Changes in:
         Accounts receivable                            ( 642,913)        15,580
         Inventory                                        875,218     (1,557,142)
         Income tax refund receivable                     450,811
         Prepaid income taxes                             105,515        143,230
         Due to/from equity-method foreign investee       192,539        100,179
         Prepaid expenses                                 (52,775)        64,268
         Other current assets                               3,750        (48,926)
         Accounts payable & accrued expenses              533,404        359,289
         Income tax payable                                              (68,395)
                                                        -----------   -----------
  Net Cash Provided by (Used in)
    Operating Activities                                1,945,150       (195,478)
                                                        -----------   -----------
Cash Flows Used in Investing Activities
  Purchase of property and equipment                     (147,739)      (380,790)
  Purchase of Fort USA selected assets                                (1,429,966)
  Note receivable                                         (90,000)
  Proceeds from sale of fixed assets                        3,370
                                                       -----------   -----------
  Net Cash Used in Investing Activities                  (234,369)    (1,810,756)
                                                       -----------   -----------
Cash Flows From Financing Activities
  Net change in bank revolving line of credit          (2,023,913)     2,164,449
  Payments on notes payable to stockholder                              (156,500)
  Proceeds from notes payable to stockholder              400,000
                                                       -----------   -----------
  Net Cash Provided by (Used in)
    Financing Activities                               (1,623,913)     2,007,949
                                                       -----------   -----------
Net change in cash                                         86,868          1,715
Cash at beginning of period                                10,547         12,788
                                                       -----------   -----------
Cash at end of period                                  $   97,415    $    14,053
                                                       ===========   ===========

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

NOTE 2 - NOTE RECEIVABLE

Dyna Group loaned the New Braunfels Museum of Art and Music $90,000 on April 11, 2003. The CEO of Dyna Group is on the board of the Museum. The loan matures on April 11, 2004, bears interest of 5 percent until April 11, 2004 and then 12 percent on any unpaid principal thereafter. Dyna Group has a third lien on real estate owned by the Museum as collateral.


NOTE 3 - BANK REVOLVING LINE OF CREDIT

Great American maintains a credit line with Wells Fargo Bank Texas, N.A. This line was renewed for 1 year on July 31, 2003, and the total line is the lesser of $2,000,000 or 80 percent of current receivables and 50 percent of inventory. Interest is at Bank's prime + one-half percent or 4.5 percent as of September 30, 2003. The line of credit is collateralized by substantially all of Great American's assets.

NOTE 4 - NOTE PAYABLE TO STOCKHOLDER

In the quarter ending September 30, 2003, Dyna Group received $400,000 from the majority stockholder. This note is collateralized by a second lien (subordinate to the Wells Fargo credit arrangement, see note 3) on all assets and is payable in equal monthly installments including interest of 6 percent APR.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity and Capital Resources
-------------------------------

The Company's working capital ratio at September 30, 2003 was 1.96, which is higher from December 31, 2002 of 1.6. This is a result of a decrease in the line of credit.

During the nine months ending September 30, 2003 financing activities used $1,623,913 to reduce the revolving line of credit at the bank. The operating activities for the nine months ending September 30, 2003 provided $1,945,150.

As of September 30, 2003, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.

Results of Operations of nine months September 30, 2003 versus September 30,
----------------------------------------------------------------------------
2002
----


Net sales for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 decreased $443,739 or 4.5%. This decrease in sales primarily relates to the declining economy and lower retail sales during the first six months.

The gross profit margin percent decreased to 31.1% as compared to 38.3% in 2002. Sales to smaller customers decreased causing a decline in the gross profit margin. Sales to our larger customers remained the same as last year.

The total selling, general and administrative expenses decreased by 11.4%, from $2,882,287 in 2002 to $2,552,842 in 2003. This decrease is the result of lower royalties and commissions due to lower sales.

For the nine months ended September 30, 2003, the Company's net income was $204,823 as compared to the net income for 2002 of $556,683.

Results of Operations of third quarter ended September 30, 2003 versus September
--------------------------------------------------------------------------------
30, 2002
--------

Net sales for the third quarter of 2003 as compared to the quarter ended September 30, 2002 increased $213,635 or 5.9%. This increase in sales primarily relates to a turn in the economy and retail sales.

The gross profit margin percent decreased to 31.4% as compared to 32.6% in 2002. During the third quarter, we have seen an increase in sales to larger customers which decreases the gross profit margin.

The total selling, general and administrative expenses decreased by 16.5%, from $1,051,411 in 2002 to $878,434 in 2003. This decrease is the result of lower royalties and commissions due to higher direct and non-liscensed product sold this quarter.

For the third quarter ended September 30, 2003, the Company's net income was $207,177 as compared to the net income for 2002 of $62,351.

Item 3. Legal Proceeding
------------------------

On May 16, 2003, we were notified that the Texas Supreme Court denied our request to hear our appeal. Consequently, the decision of the trial Court Judge to overturn the jury's favorable verdict stands with no further recourse.

Item 4. Controls and Procedures
-------------------------------

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYNA GROUP INTERNATIONAL, INC.
-----------------------------

                                  (Registrant)

 Date:  November 12, 2003            /s/ Roger R. Tuttle
                                 ----------------------------------------
                                 (Signature) Roger R. Tuttle, Chairman of the
                                  Board and Chief Executive Officer