Form 10KSB/A
period 2002-12-31
DYNA GROUP INTERNATIONAL INC
filed 2003-12-18
CIK 844787

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A

 [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and
     Exchange Act of 1934.

        For the fiscal year ended:    December 31, 2002

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.         (No fee required.)

                      Commission file number:  0-17385

                        Dyna Group International, Inc.
            (Exact name of registrant as specified in its charter)

             Nevada                                       87-0404753
             ------                                       ----------
  (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                     Identification No.)

            1661 S. Seguin Street New Braunfels, Texas    78130
            ------------------------------------------    -----
           (Address or principal executive offices)   (zip code)

 Registrant's telephone number, including area code:         (830) 620-4400

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

 The number of shares outstanding of the registrant's common stock as of December 17, 2003 was 8,369,293.

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

                           Approximate Area     Lease           Monthly
Type of Facility            in Square Feet    Expiration        Rental
----------------            --------------    ----------        ------
Mfg. /Warehouse - Texas         70,000         12/31/10         $16,298

         In May of 1998 the Broadview, IL facility was sold.

Item 3.   Legal Proceedings

         On June 22, 1998, we filed suit against Permabond International, a Division of National Starch and Chemical Company, in the 22nd Judicial District Court of Comal County. The suit was based on the claim that Permabond failed to deliver to a suitable industrial adhesive, thus a breach of warranty/contract suit was filed.

         On May 11, 2000 the case was submitted to the jury. The jury found that Permabond failed to comply with the express warranty, the implied warranty of merchantability, the implied warranty of fitness for a particular purpose, and/or the implied warranty of good and workmanlike performance. The jury assessed damages of $70,000 for repair expenses and $250,000 in lost profits along with $200,000 in attorney fees.

         The trial court rendered a take-nothing judgment against us on July 11, 2000, and we filed for a Notice of Appeal on October 9, 2000.

         On January 16, 2003, the Third Court of Appeals agreed with the trial court's judgments and denied our motion for rehearing.

         On March 10, 2003, we filed a Petition for Review by the Texas Supreme Court. We have requested that the Texas Supreme Court hear our case. The law is clear that the Judge is obligated to reconcile a Jury finding if the Jury's answers are confusing or in conflict. The Judge in this case dismissed five Jury answers in our favor and chose one answer which was a confusing jury charge. We do not have an opinion as to the outcome of this case. All expenses have been expressed as incurred. Future expenses for the submission to the Supreme Court are estimated at $15,000.

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

         Our inventory increased by $1,900,000 from 2001 to 2002. About $700,000 of this increase was due to our purchase of the Fort product line in February 2002. The remaining increase is due to our production estimates necessary to insure timely delivery and service to our customer base.

         Our inventory turn for 2002 and 2001 was 2.1 times. Inventory is separated into four categories. Manufactured products, which represent 30% of the total inventory value, consisting of emblems and finished products. Purchased products, which represented 34% in 2001 and 38.8% in 2002, increased due to carrying additional inventory of the new products, such as the can holder, hip flask and thermal mug. The third category is raw materials which increased in 2002 to 11.7% from 7.7% in 2001. The increase is due to obsolete material being reclassified as raw pewter and carrying it at scrap value of pewter. Packaging is our fourth category that increased in carrying value.

         We decided to write down a substantial portion of our inventory to scrap value. Virtually all of these slow moving items were in excess of one year's sales and the majority were on hand 2 years ago. We wrote off $1,000,000 (before offsetting tax benefits) as of December 31, 2000, and $63,000 in 2001. We do not consider this restatement either a change in accounting principle or a change in accounting estimate, but rather the correction of several errors in how we valued slow-moving stock. In these uncertain times, we want to be in full compliance with what we believe to be evolving standards of reporting under Securities and Exchange rules.

         Accounts receivable turned 6.6 times in 2002, up slightly from 2001 (6.3). The increase is due to better collection efforts.

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

                               2002 versus 2001

         Net sales for the year ended December 31, 2002 increased by $477,657 or 3.8% as compared to 2001.

         Gross profit margins decreased to 32.4% in 2002 compared to 36.5% in 2001. This reduction is due to the write down of inventory discussed previously.

         The selling expenses were higher by $287,807 when compared to the selling expenses incurred in 2001. The selling expenses ratio to revenue decreased from 8.7 in 2002 compared to 10.4 in 2001.

         Royalty expense decreased by $223,560 or 18.6%. Royalty expenses in 2002 were 7.4% and 9.4% in 2001 as a percentage of revenues. The royalty expense was high in 2001 due to an increase in NASCAR Sales, which were a result of the death of Dale Earnhardt.

         The general and administrative expenses were higher in 2002. In 2001 the expenses were 9.8% of total revenues and 10.3% in 2002. This increase is a result of higher bad debt expense and office staff salary.

         Net income decreased from $571,249 in 2001 to $169,175 in 2002, which decreased earnings per share from $.07 per share in 2001 to $.02 per share in 2002.

Item 7.   Financial Statements

         See financial statements set forth in Item 13 of this annual report.


 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

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

                                   PART IV

Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a)  1. Financial Statements:

           Dyna Group International, Inc. and Subsidiary            Page

           Report of Independent Accountants                         11
           Consolidated Balance Sheets -                             12
             December 31, 2002 and 2001
           Consolidated Statements of income - for                   13
             the years ended December 31, 2002 and 2001
           Consolidated Statements of Changes in -                   14
             Stockholders' Equity for the years ended
             December 31, 2002 and 2001
           Consolidated Statements of Cash Flows -                   15
             for the years ended
                December 31, 2002 and 2001
           Notes to Consolidated Financial Statements                16

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

                       Dyna Group International, L.L.C.
                                 (Registrant)

By /s/ Roger R. Tuttle
  ------------------------------------
Roger R. Tuttle, Chairman of the Board            Date: December 17, 2003
and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By /s/ Roger R. Tuttle
  ------------------------------------
Roger R. Tuttle, Chairman of the Board            Date: December 17, 2003
 and Chief Executive Officer


By /s/ Jeffrey L. Smith
  ------------------------------------
Jeffrey L. Smith, Secretary and Director          Date: December 17, 2003


By /s/ Sandra Tristan
  ------------------------------------
Sandra Tristan, Treasurer and Director            Date: December 17, 2003


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

 3 (a) Articles of Incorporation

   (b) By-Laws.

 4 (a) Specimen Common stock Certificate

 10 (a) Asset Purchase Agreements between General Tire, Inc. and Hibdon Tire
        Centers, Inc. dated February 26, 1993

 31  *  Certifications Pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

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

As discussed in Note 2, Dyna Group has restated its financial statements for 2001 and 2002.


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

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 2002 and 2001

                                              (Restated)        (Restated)
                                                 2002              2001
                                              ----------        ----------
 Revenue                                     $13,203,392       $12,725,735

 Cost of sales                                 9,075,465         8,231,093
 Selling                                       1,514,612         1,226,805
 Royalties                                       976,234         1,199,794
 General & administrative                      1,362,145         1,243,369
                                              ----------        ----------
      Total operating expenses                12,928,456        11,901,061
                                              ----------        ----------
      Operating income                           274,936           824,674

 Interest expense                             (  150,507)       (  120,137)
 Equity in net income of unconsolidated
  affiliate - joint venture                      158,921           160,992
                                              ----------        ----------
      Income before income taxes                 283,350           865,529

 Income tax                                      114,175           294,280
                                              ----------        ----------
      NET INCOME                             $   169,175       $   571,249
                                              ==========        ==========

 Basic and diluted earnings per share               $.02              $.08

 Weighted average shares outstanding           7,584,591         7,529,591


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

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product. Great American records rebates given to customers as a reduction of revenue and as a liability, based on estimates of the amounts ultimately expected to be paid or refunded to our customers. Customers have the right of return on damaged products. Returns have been historically minimal and no amount has been reserved for returns.

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

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

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


NOTE 2 - RESTATEMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In the originally prepared December 31, 2001 financials, inventory was overstated. In the originally prepared December 31, 2002 and 2001 financials, equity in net income of unconsolidated affiliate was incorrectly presented as a reduction of cost of goods sold instead of a single line item.

A summary of the restatements are as follows:

                                   Previously     Increase
 As of December 31, 2001:             Stated      (Decrease)     Restated
                                   -----------   -----------   -----------
 Balance Sheet:
  Cash                            $     12,788                $     12,788
  Accounts receivable                2,137,328                   2,137,328
  Inventory                          2,619,939  $ (1,196,007)    1,423,932
  Receivable from equity-method
    foreign investee                   510,135                     510,135
  Income tax receivable                206,288       301,325       507,613
  Prepaid expenses                     126,045        15,171       141,216
  Other current assets                  76,301    (   15,171)       61,130
  Property & equipment, net            522,261                     522,261
  Investment in equity-method
    foreign investee                   208,224                     208,224
  Deferred income tax                   19,739                      19,739
  Cash surrender value-life
    insurance                           86,706                      86,706
                                   -----------   -----------   -----------
    Total assets                  $  6,525,754  $ (  894,682) $  5,631,072
                                   ===========   ===========   ===========

  Bank revolving line of credit   $    869,378                $    869,378
  Accounts payable                     607,903                     607,903
  Accrued expenses                     309,950                     309,950
  Deferred income tax                  136,378                     136,378
  Notes payable to stockholder         505,671                     505,671
  Common stock                           7,581                       7,581
  Paid in capital                    1,001,730                   1,001,730
  Retained earnings as of
     December 31, 2000               2,465,319  $   (844,087)    1,621,232
  Net income in 2001                   621,844      ( 50,595)      571,249
                                   -----------   -----------   -----------
    Total liabilities and equity  $  6,525,754  $   (894,682) $  5,631,072
                                   ===========   ===========   ===========


 For the year ended December 31, 2001:

 Income Statement:
  Revenue                         $ 12,827,507  $   (101,772) $ 12,725,735
  Cost of sales                     (7,993,442)     ( 76,659)   (8,070,101)
                                                    (160,992)
  Selling                           (1,328,577)      101,772    (1,226,805)
  Royalties                         (1,199,794)                 (1,199,794)
  General & administrative          (1,243,369)                 (1,243,369)
  Interest expense                  (  120,137)                 (  120,137)
  Equity in net income of
    unconsolidated affiliate                         160,992       160,992
  Income tax                        (  320,344)       26,064    (  294,280)
                                   -----------   -----------   -----------
  Net income                      $    621,844  $   ( 50,595) $    571,249
                                   ===========   ===========   ===========

 Basic and diluted loss
   per common share                       $.08                        $.08
 Weighted average common
   shares outstanding                7,529,591                   7,529,591

For the year ended December 31, 2002:

Income Statement:
    Revenue                               $13,203,392                             $ 13,203,392
    Cost of sales                          (8,916,544)        $  (158,921)          (9,075,465)
    Selling                                (1,514,612)                              (1,514,612)
    Royalties                              (  976,234)                              (  976,234)
    General & administrative               (1,362,145)                              (1,362,145)
    Interest expense                       (  150,507)                              (  150,507)
    Equity in net income of
       unconsolidated affiliate                                   158,921              158,921
    Income tax                             (  114,175)                              (  114,175)
                                         ------------         -----------         ------------
    Net income                           $    169,175         $         0         $    169,175
                                         ============         ===========         ============

Basic and diluted loss per common share          $.02                                     $.02
Weighted average common shares
    outstanding                             7,584,591                                7,584,591

NOTE 3 - INVENTORIES

      Major components of inventory are as follows:
                                                       (Restated)
                                             2002         2001
                                          ----------   ----------
      Pewter manufactured items          $   999,081  $   284,716
      Items purchased for resale           1,293,984      509,081
      Raw material - pewter                  391,961      275,344
      Supplies                               654,065      354,791
                                          ----------   ----------
                                         $ 3,339,091  $ 1,423,932
                                          ==========   ==========

NOTE 4 - INVESTMENT IN GAP PROMOCIONES

Great American's 40 percent investment in GAP Promociones which is not "majority owned" and controlled is accounted for using the equity method.

Great American reports its investment in GAP Promociones as a long-term asset, adjusted for its share of earnings each reporting period. GAP Promociones manufactures about 90% of Great American's in-house produced product line and Great American represents about 95% of the total revenues of GAP Promociones.

Distributions  from profits during 2002 and 2001 received by Great American were
$144,000  each  year.  Great   American's  share  of  earnings   including  such
distributions was $158,921 and $160,992 for 2002 and 2001, respectively.

Financial information for GAP Promociones accounted for by the equity method for the years ended December 31 is as follows:

                                         (Restated)            (Restated)
                                            2002                  2001
                                           ----------            ----------
         Sales                             $2,629,463            $2,395,462
         Gross profit                         497,467               407,313
         Net income                           397,302               402,480

NOTE 5 - PROPERTY AND EQUIPMENT

                                                            (Restated)
                                 Depr. Lives      2002         2001
                                -------------   ---------    ---------
      Leasehold improvements    7 to 40 years  $  348,046   $  110,664
      Machinery and equipment         7 years     774,315      657,177
      Vehicles                        5 years     120,415      120,415
      Molds and dies                  3 years   3,040,958    2,840,807
                                                ---------    ---------
                                                4,283,734    3,729,063
      Less:  accumulated depreciation          (3,462,626)  (3,206,802)
                                                ---------    ---------
                                               $  821,108   $  522,261
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

NOTE 7 - NOTE PAYABLE TO STOCKHOLDER

This note is collateralized by a second lien (subordinate to the Wells Fargo credit arrangement described above) on all assets and is payable in equal monthly installments of $3,746, including interest at 8.5 percent APR.

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
                                           ==========   ==========

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements and income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

                                                      (Restated)
                                              2002        2001
                                           ----------  ----------
      Current tax liabilities              $  (88,757) $ (136,378)
      Non-current assets                       19,745      19,739
                                           ----------  ----------
           Total                           $  (69,012) $ (116,639)
                                           ==========  ==========

The following is a reconciliation of the effective income tax rate:

                                                                    (Restated)
                                                         2002           2001
                                                     ----------     ----------
United States federal statutory income tax rate            34.0%          34.0%
Increase (decrease) in tax rate resulting from:
  Non-deductible expenses                                   6.5
  Rate differential                                         (.5)           (.2)
                                                     ----------     ----------
                                                           40.0%          33.8%
                                                     ==========     ==========

The significant components of deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows:

                                                     (Restated)      (Restated)
                                                        2002            2001
                                                     --------       ---------
Deferred tax assets:
  Unused charitable contributions                    $ 19,745        $ 19,739

Deferred tax liabilities
  Tax over book depreciation                            9,847           9,192
  Bad debts                                             6,263
  Unrepatriated foreign profits                        72,647         127,186
                                                     --------       ---------
    Total deferred tax liabilities                     88,757         136,378
                                                     --------       ---------
  Net deferred tax liabilities                       $(69,012)      $(116,639)
                                                     ========       =========

NOTE 9 - EMPLOYEE BENEFIT PLAN

Great American has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Great American made contributions of $25,687 and $103,433 during 2002 and 2001, respectively.

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

NOTE 12 - MAJOR CUSTOMERS AND VENDORS

Great American sold 14 percent and 13 percent of its total sales to one customer in 2002 and 2001, respectively. Great American bought 21 percent of its raw materials from two key vendors in 2002 and 40 percent of its raw materials from three key vendors in 2001, respectively. No other customer nor vendor accounted for as much as 10 percent of sales or purchases during 2002 or 2001.

NOTE 13 - ACQUISITION OF FORT USA

In February 2002, Great American agreed to purchase certain inventory, equipment and accounts receivable of Fort USA, Inc. ("Fort") for $1,250,000. Costs of the asset purchase totaled $159,471, for a total cost of $1,409,471.

Great American purchased Fort because Fort's compatible product line is compatible with Great American's and the purchase price was considered a bargain by Great American management.

Results of operations from sales of Fort products have been included in these financial statements since Fort's acquisition in February 2002.

The acquisition was accounted for using the purchase method of accounting. A summary of the allocation of the purchase price is as follows:

          Assets acquired
                  Accounts receivable                       $  379,175
                  Inventory                                    884,199
                  Property and equipment                        72,645
                  Molds and dies                                73,452
                                                            ----------
          Total cost of asset purchase                      $1,409,471
                                                            ==========
                                       22