Form 10QSB/A
period 2003-09-30
DYNA GROUP INTERNATIONAL INC
filed 2003-12-18
CIK 844787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


[X ] Yes     [    ] No

         The number of shares outstanding of the registrant's common stock as of December 17, 2003 was 7,586,258.

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

                                 (Restated)               (Restated)
                                 Three Months             Nine Months
                              Ended September 30,       Ended September 30,
                               2003        2002          2003        2002
                            ----------   ----------   ----------   ----------

Revenue                     $3,862,599   $3,648,964   $9,448,476   $9,892,215


Cost of sales                2,656,846    3,070,317    6,604,533    6,276,828
Selling, general
  & administrative             878,434      506,468    2,552,842    2,882,287
                            ----------   ----------   ----------   ----------
  Operating income             327,319       72,179      291,101      733,100

Interest expense               (22,146)     (43,152)     (89,380)    (108,191)
Equity in net income
  of unconsolidated
   affiliate                     7,519       64,929      108,617      176,348
                            ----------   ----------   ----------   ----------
  Income before
    income taxes               312,692       93,956      310,338      801,257

Income tax                     105,515       31,605      105,515      244,574
                            ----------   ----------   ----------   ----------
  NET INCOME                $  207,177   $   62,351   $  204,823   $  556,683
                            ==========   ==========   ==========   ==========

Basic and diluted
  earnings per share        $      .03   $      .01   $      .03   $      .07

Weighted average
  shares outstanding         7,586,258    7,586,258    7,586,258    7,586,258

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                          2003          2002
                                                      -----------    -----------
Cash Flows From Operating Activities
  Net income                                          $   204,823    $   556,683
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation                                          195,185        239,756
    Earnings from equity-method foreign investee             (617)
    Bad debts                                              80,210
    Changes in:
         Accounts receivable                            ( 642,913)        15,580
         Inventory                                        875,218     (1,557,142)
         Income tax refund receivable                     450,811
         Prepaid income taxes                             105,515        143,230
         Due to/from equity-method foreign investee       192,539        100,179
         Prepaid expenses                                 (52,775)        64,268
         Other current assets                               3,750        (48,926)
         Accounts payable & accrued expenses              533,404        366,378
         Income tax payable                                              (68,395)
                                                        -----------   -----------
  Net Cash Provided by (Used in)
    Operating Activities                                1,945,150       (188,389)
                                                        -----------   -----------
Cash Flows Used in Investing Activities
  Purchase of property and equipment                     (147,739)      (380,790)
  Purchase of Fort USA selected assets                                (1,429,966)
  Note receivable                                         (90,000)
  Proceeds from sale of fixed assets                        3,370
                                                       -----------   -----------
  Net Cash Used in Investing Activities                  (234,369)    (1,810,756)
                                                       -----------   -----------
Cash Flows From Financing Activities
  Net change in bank revolving line of credit          (2,023,913)     2,164,449
  Payments on notes payable to stockholder                              (156,500)
  Proceeds from notes payable to stockholder              400,000
  Re-purchases of stock                                                   (7,089)
                                                       -----------   -----------
  Net Cash Provided by (Used in)
    Financing Activities                               (1,623,913)     2,000,860
                                                       -----------   -----------
Net change in cash                                         86,868          1,715
Cash at beginning of period                                10,547         12,788
                                                       -----------   -----------
Cash at end of period                                  $   97,415    $    14,053
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

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - NOTE PAYABLE TO STOCKHOLDER

In the quarter ending September 30, 2003, Dyna Group received $400,000 from the majority stockholder. This note is collateralized by a second lien (subordinate to the Wells Fargo credit arrangement, see note 3) on all assets and is payable in equal monthly installments including interest of 8.5 percent APR.


NOTE 5 - RESTATEMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In the originally prepared September 30, 2003 and 2002 unaudited financials, equity in net income of unconsolidated affiliate was incorrectly presented as a reduction of cost of goods sold instead of a single line item. This increased cost of sales and equity in net income of unconsolidated affiliate by $7,519 and $108,617 for the three and nine months ended September 30, 2003, respectively and increased cost of sales and equity in net income of unconsolidated affiliate by $64,929 and $176,348 for the three and nine months ended September 30, 2002, respectively.

NOTE 6 - INVESTMENT IN GAP PROMOCIONES

Financial information for GAP Promociones accounted for by the equity method is as follows:

                               (Restated)                 (Restated)
                               Three Months               Nine Months
                             Ended September 30,       Ended September 30,
                              2003       2002            2003        2002
                           ----------- -----------    -----------  -----------

Revenue                    $   529,308  $   960,053   $ 1,979,445  $ 2,310,638
Gross profit                    22,446      178,505       388,620      484,413
Net income                      18,798      162,323       271,542      440,871

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

Results of Operations of nine months September 30, 2003 versus September 30,
2002

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

The inventory is stated net of obsolete inventory. Obsolete inventory is defined as inventory for which no sales have been generated in the one year period preceding the latest Balance Sheet date. As of September 30, 2003, the obsolete inventory is $1,187,637 which is an increase from $226,000 as of September 30, 2002.

The obsolete inventory of $1,187,637 at September 30, 2003, is a decrease from December 31, 2002, which was $1,454,721. This decrease is a result of previously identified obsolete inventory being sold.

The royalty expense as a percentage of sales has decreased from 8.3% in 2002 to 6% in 2003 for the nine months ended. The decrease is related to the product mix being sold. In 2002 for the nine months ended, NFL and NASCAR sales were $3,392,997 as opposed to 2003 sales of $2,899,383.

Our General and Administration expenses increased slightly in 2003, from 10% of sales in 2002 to 10.6% in 2003. We have experienced the normal economy increases in expenses such as real estate and property taxes, as well as insurance expense.

For the nine months ended September 30, 2003, our net income was $204,823 as compared to $556,683 for 2002.

Results of Operations of third quarter ended September 30, 2003 versus September 30, 2002

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

The royalty expense as a percentage of sales has decreased from 8.7% in 2002 to 5.9% in 2003 for the third quarter. The decrease is related to the product mix being sold. In 2003 for the quarter, NFL and NASCAR sales were $1,207,534, which is slightly higher than 2002. Our key account sales for the quarter increased in 2003 by 98,343 or 11.2%. These sales are non-licensed products.

For the third quarter of 2003, our Administration expenses decreased from 12.2% of sales to 8.3%. This decrease is due to an increase in sales. Our Administrative expenses were $382,265 in 2002 and decreased to $324,094 in 2003.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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