Form 10KSB/A
period 2003-12-31
DYNA GROUP INTERNATIONAL INC
filed 2004-05-17
CIK 844787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

      For the fiscal year ended:    December 31, 2003

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

The net sales for the year ended December 31, 2003 were $13,279,492.

The aggregate market value of the voting stock held by non-affiliated of the registrant as of March 31, 2004 was $3,870,038.

The number of shares outstanding of the registrant's common stock as of March 31, 2004 was 7,529,258.

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

Forward Looking Statements

      This annual report for the year ended December 31, 2003, as well as other public documents of Great American Products, contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of ours, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, our expectations and estimates as to future financial performance, cash flows from operations and capital, are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in Great American Products following with the Securities and Exchange Commission, including this report, the following factors, among others could cause Great American Products actual results to differ materially.

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

      The business is affected by seasonal factors. Inventory levels at December 31, 2003 were lower by $1,150,129 when compared to December 31, 2002. The raw materials used in the manufacture of our centrifugally cast products are readily available from numerous sources. Extension of credit terms to our customers range from normal 30 days terms to 90 days from the date of invoice.

Marketing and Distribution

      We sell our products through our own sales force, through independent commissioned sales representatives, and through distributors. As of December 31, 2003, our sales force and related support staff numbered 9 persons. We also utilize approximately 35 independent, commissioned sales groups. The products are also produced for sales to the premium/advertising specialty industry, for purposes of sales promotions and incentives.

Foreign Operations and Export Sales

      In August 1994, we entered into a joint venture agreement with Mexican individuals for the production of its cast products. We have experienced reduced production costs. Sales to markets outside the USA have declined as the market for belt buckles has declined both internationally and domestically.

Major Customers

      We have over 2,900 customers. One major customer accounted for 18% of sales in 2003. The top 10 customers represent 41% of our revenues.

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

Employees

      We employ 100 to 150 full time people, of whom 23 are engaged in sales and administration, 8 in creative design and 80 in manufacturing, assembly, shipping, and warehousing.

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

The terms of this lease are summarized below.

                              Approximate Area        Lease       Monthly
Type of Facility               in Square Feet      Expiration     Rental
----------------             -----------------     ----------   ----------
Mfg. /Warehouse - Texas            70,000           12/31/10     $17,083

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

                                                     High Bid        Low Bid
                                                     --------        -------
2002                       4th Quarter               $  0.88         $ .58
                           3rd Quarter                  1.05           .52
                           2nd Quarter                  1.20           .68
                           1st Quarter                  0.99           .59

2003                       4th Quarter               $  0.65         $ .48
                           3rd Quarter                   .60           .35
                           2nd Quarter                   .70           .10
                           1st Quarter                   .03           .52

Holders
                                                 Approximate number of holders
Title of Class                                    of record as of March 2004
--------------                                    --------------------------


         Common Stock, par value    $.001 per share           321

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

Liquidity and Capital Resources

      We have a current ratio in 2003 of 2.5 to 1, which changed from 2002 ratio of 1.6 to 1. Net cash increased by $62,125 in 2003.

      Operating activities provided $2,592,749 of cash in 2003. Net working capital increased by $533,760.

      Investing activities used $286,043 primarily to purchase property and equipment. Financing activities used $2,244,581 that was used to pay down the bank credit line and note payable to stockholder.

     Accounts receivable increased by $248,497 from 2002. This increase is due to a higher fourth quarter sales. In 2002, those sales were $3,349,191 as compared to 2003 of $3,861,904.

      Our inventory decreased by $1,150,129 from 2002 to 2003. This reduction in inventory was from usage of existing inventory and delayed shipments of raw materials until after physical inventory.

      The inventory obsolescence allowance decreased from $1,454,721 in 2002 to $1,413,659 in 2003. In 2003, we melted down $315,386 worth of pewter emblems and product, which was reused and sold. We also sold $231,363 of obsolete inventory during 2003. the cost of the new obsolete items for 2003 is $505,687.

      Great American Products maintains a credit line with Wells Fargo Bank Texas, N.A. This line was renewed for 1 year on July 31, 2003 and the total is the lesser of $2,000,000 or 80% of current receivables and 50% of inventory. The interest is at Bank's prime plus one-half percent or 4.5% as of December 31, 2003. As of December 31, 2003 the outstanding loan balance was $451,225.

Results of Operations

                                2003 versus 2002

      Net sales for the year ended December 31, 2003 increased by $76,100 or .6% as compared to 2002.

      Gross profit margins increased to 33.6% in 2003 compared to 31.3% in 2002. This increase is due to the use of obsolete pewter emblems that were previously written down to scrap value. These emblems were melted down to pewter bars and later used to cast new products

      The selling expenses were lower by $84,993 when compared to the selling expenses incurred in 2002. This reduction is due to lower commission expense, which is a result of more sales incurred by internal staff.

      Royalty expense decreased by $107,112 or 11%, and decreased by .8% as a percent of sales. This is a result of lower Nascar sales. Nascar sales for 2003 were $1,493,985 and $2,220,220 in 2002, which is a decrease of $726,235 or
32.7%.

      The general and administrative expenses were also lower than 2002 by $77,263 or 5.7%. The decrease was a result of an increase the Officers Life Insurance cash value, which is a reduction of insurance expense.

      Net income increased from $169,175 in 2002 to $631,668 in 2003, which increased earnings per share from $.02 per share in 2002 to $.08 per share in 2003.

Item 7.           Financial Statements

      See financial statements set forth in Item 13 of this annual report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      None.

Item 8A. Controls and Procedures


                                    Part III

Item 9. Directors and Executive Officers of the Registrant

      The executive officers and directors are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

Name                          Age               Position
Roger R. Tuttle               56                Chairman of the Board of Directors, and Chief
                                                Executive Officer and President of Great American
                                                Products

Jeffrey L. Smith              48                Secretary, Vice President and General Manager of Great
                                                American Products, and a Director

Sandra Tristan                43                Treasurer, Controller of Great American Products, and
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

      Sandra K. Tristan was appointed as Treasurer and Director on May 24, 2001. In 1984, Ms. Tristan attended Southwest Texas University where she earned her Bachelors Degree in Business Administration with a concentration in Accounting. Upon graduation, joined Glastron Boat Company where she gained much of her manufacturing accounting experience. Ms. Tristan has twenty years of manufacturing accounting experience and held the position of controller for thirteen of those years. She has served as Controller of Great American Products since 1998, when her employment with Great American Products began.

Item 10. Executive Compensation

Cash Compensation

      The following table sets forth all cash compensation paid or accrued by us for services rendered during the years ended December 31, 2003 and 2002 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:

                                                              Other Annual     Long Term
Name                Year  Salary    Bonus   Compensation     Compensation     Compensation
----                ----  ------    -----   ------------     ------------     ------------
Roger R. Tuttle     2003  $140,500  $5000     ----             ----
Chairman of the     2002  $140,500  $5000     ----             ----
Board of Directors, 2001  $140,500  $8000     ----             ----
And Chief Executive 2000  $140,500  $3000     ----             ----
Officer             1999  $139,229  ----      ----             ----

      We provide certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

      Directors currently are not paid any fees for attendance at meetings of the Board of Directors.




Compensation Pursuant to Plan

      We have a 401k Profit Sharing Plan and Trust for eligible employees. Employees who have completed six months of service are eligible to participate in the Plan under which we contribute amounts determined from time to time at its discretion. Our contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 5 years of employment. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment or age 65. Participants' account balances under the Trust as of the year ended December 31, 2003 for all executive officers as a group and for Mr. Tuttle were $353,003 and $279,717 respectively.




Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table provides information as of December 31, 2003 for each person who owned more than five (5%) percent Common Stock beneficially and by each director and each officer and all officers and directors as a group:

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

Item 12.          Certain Relationships and Related Transactions

         We have a note payable to Roger R. Tuttle, the Chairman of the Board, which is summarized as follows:

         Secured promissory note, both principal and accrued interest payable to the major stockholder at a rate not to exceed 70% of net income on a quarterly basis, interest 8.5% per annually (8.75% at December 31, 2003 $48,827)

      This note payable is subordinate to Wells Fargo Bank. Mr. Tuttle is also a guarantor of the line of credit at Wells Fargo Bank.

      We lease the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $16,298. The lease expires December 31, 2010.

                                     PART IV

Item 13. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

         (a) 1. Financial Statements:
             Dyna Group International, Inc. and Subsidiary                 Page

             Report of Independent Accountants                              13
             Consolidated Balance Sheets -                                  14
                      December 31, 2003 and 2002
             Consolidated Statements of income --                           15
             for the years ended December 31, 2003 and 2002

             Consolidated Statements of Changes in -                        16
             Stockholders' Equity for the years ended
                      December 31, 2003 and 2002
             Consolidated Statements of Cash Flows -                        17
             for the years ended
                      December 31, 2003 and 2002
             Notes to Consolidated Financial Statements                     18

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

                        Dyna Group International, L.L.C.
                                  (Registrant)

By /s/ Roger R. Tuttle
----------------------------------------------------------------------------------------------------------------------
Roger R. Tuttle, Chairman of the Board and Chief Executive Officer              Date: April 14, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Roger R. Tuttle
----------------------------------------------------------------------------------------------------------------------
Roger R. Tuttle, Chairman of the Board and Chief Executive Officer              Date: April 14, 2004


By /s/ Jeffrey L. Smith
----------------------------------------------------------------------------------------------------------------------
Jeffrey L. Smith, Secretary and Director                                        Date: April 14, 2004

By /s/ Sandra Tristan
----------------------------------------------------------------------------------------------------------------------
Sandra Tristan, Treasurer and Director                                          Date: April 14, 2004

Certifications


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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this report (the "Evaluation Date"); and

      c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

By /s/ Roger R. Tuttle
--------------------------------------------------
Roger R. Tuttle, Chief Executive Officer

By /s/ Sandra Tristan
--------------------------------------------------
Sandra Tristan, Chief Financial Officer





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

4     (a)   Specimen Common stock Certificate

10    (a)   Asset Purchase Agreements between General Tire, Inc. and Hibdon Tire
            Centers, Inc. dated February 26, 1993

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   Dyna Group International, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheets of Dyna Group International, Inc. as of December 31, 2003 and 2002 and the related statements of consolidated income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of Dyna Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

February 18, 2004

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                  ASSETS                              2003         2002
                                                   ----------   ----------
Current Assets
  Cash                                             $   72,672   $   10,547
  Accounts receivable, net of
         allowance of $52,652 and $91,844           1,935,884    1,687,387
  Inventory                                         2,188,962    3,339,091
  Income tax refund receivable                             --      450,811
  Prepaid income taxes                                     --      120,000
  Receivable from equity-method foreign investee       52,061       52,842
  Prepaid expenses                                    293,716       65,975
  Other                                                 3,372       34,941
                                                   ----------   ----------
         Total Current Assets                       4,546,667    5,761,594
                                                   ----------   ----------
Property and equipment, net of accumulated
  depreciation of $3,709,417 and $3,462,626           814,602      821,108
Investment in equity-method foreign investee          246,277      223,145
Deferred income tax                                    36,931       19,745
Cash surrender value of life insurance                125,542       80,911
Other assets                                           19,465           --
                                                   ----------   ----------
                                                   $5,789,484   $6,906,503
                                                   ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank revolving line of credit                    $  451,225   $2,395,806
  Accounts payable                                    760,212      523,155
  Accrued expenses                                    224,783      175,991
  Note payable to stockholder                          48,827      348,827
  Federal income tax payable                          148,377           --
                                                   ----------   ----------
         Total Current Liabilities                  1,633,424    3,443,779

  Deferred income tax                                 150,425       88,757
                                                   ----------   ----------
         Total Liabilities                          1,783,849    3,532,536
                                                   ----------   ----------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
    shares authorized, 7,529,258 and 7,586,258
    shares issued and outstanding                       7,529        7,586
  Paid in capital                                   1,004,782    1,004,725
  Retained earnings                                 2,993,324    2,361,656
                                                   ----------   ----------
         Total Stockholders' Equity                 4,005,635    3,373,967
                                                   ----------   ----------
                                                   $5,789,484   $6,906,503
                                                   ==========   ==========


                See accompanying summary of accounting policies
                       and notes to financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2003 and 2002


                                             2003            2002
                                         ------------    ------------

Revenue                                  $ 13,279,492    $ 13,203,392


Cost of sales                               8,815,532       9,075,465
Selling                                     1,429,619       1,514,612
Royalties                                     869,122         976,234
General & administrative                    1,284,882       1,362,145
                                         ------------    ------------
         Total operating expenses          12,399,155      12,928,456
                                         ------------    ------------
         Operating income                     880,337         274,936

Interest expense                             (102,941)       (150,507)
Equity in net income of unconsolidated
  affiliate - joint venture                   167,132         158,921
                                         ------------    ------------
         Income before income taxes           944,528         283,350

Income tax expense                            312,860         114,175
                                         ------------    ------------
         NET INCOME                      $    631,668    $    169,175
                                         ============    ============

Basic and diluted earnings per share     $        .08    $        .02

Weighted average shares outstanding         7,586,258       7,584,591







                See accompanying summary of accounting policies
                       and notes to financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2003



                              Common Stock           Paid in     Retained
                          Shares        Amount       Capital      Earnings      Totals
                        ----------    ----------    ----------   ----------   ----------
Balances,
    December 31, 2001    7,581,258    $    7,581    $1,001,730   $2,192,481   $3,201,792

Stock issued
    for services             5,000             5         2,995           --        3,000

Net income                      --            --            --      169,175      169,175
                        ----------    ----------    ----------   ----------   ----------
Balances,
    December 31, 2002    7,586,258         7,586     1,004,725    2,361,656    3,373,967

Share adjustment           (57,000)          (57)           57           --           --

Net Income                      --            --            --      631,668      631,668
                        ----------    ----------    ----------   ----------   ----------
Balances,
    December 31, 2003    7,586,258    $    7,529    $1,004,782   $2,993,324   $4,005,635
                        ==========    ==========    ==========   ==========   ==========




                See accompanying summary of accounting policies
                       and notes to financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           December 31, 2003 and 2002

                                                             2003           2002
                                                          -----------    -----------
Cash Flows From Operating Activities
  Net income                                              $   631,668    $   169,175
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              277,127        300,108
    Earnings from equity-method foreign investee             (167,132)      (158,921)
    Net write-off (sale of) slow-moving inventory             (41,032)       161,610
    Deferred income taxes                                      44,483        (47,627)
    Bad debts                                                 118,841        165,266
    Issuance of stock for services                                 --          3,000
    (Increase) decrease in cash surrender
         value of officers' life insurance                    (29,210)        21,216
    Changes in:
         Accounts receivable                                 (367,339)       663,850
         Inventory                                          1,191,161     (1,192,570)
         Income tax refund receivable                         450,811         56,802
         Prepaid income taxes                                 120,000       (120,000)
         Receivable from equity-method foreign investee       144,781        601,293
         Prepaid expenses                                    (227,742)        75,241
         Other current assets                                   2,085         26,187
         Other assets                                          10,020             --
         Accounts payable & accrued expenses                  285,850       (218,706)
         Federal income tax payable                           148,377             --
                                                          -----------    -----------
  Net Cash Provided by Operating Activities                 2,592,749        505,924
                                                          -----------    -----------
Cash Flows Used in Investing Activities
  Purchase of property and equipment                         (273,992)      (452,858)
  Increase in cash surrender value of officers'
    life insurance                                            (15,421)       (15,421)
  Purchase of Fort USA selected assets                     (1,409,471)
  Proceeds from sale of fixed asset                             3,370
                                                          -----------    -----------
  Net Cash Used in Investing Activities                      (286,043)    (1,877,750)
                                                          -----------    -----------
Cash Flows From Financing Activities
  Net change in bank revolving line of credit              (1,944,581)     1,526,428
  Payments on note payable to stockholder                    (300,000)      (156,843)
                                                          -----------    -----------
  Net Cash From Financing Activities                       (2,244,581)     1,369,585
                                                          -----------    -----------
Net change in cash                                             62,125         (2,241)
Cash at beginning of year                                      10,547         12,788
                                                          -----------    -----------
Cash at end of year                                       $    72,672    $    10,547
                                                          ===========    ===========
Cash paid during the year for:
  Interest                                                $    96,325    $   150,507
  Income taxes                                                     --             --


                See accompanying summary of accounting policies
                       and notes to financial statements.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Company began business as Dyna Tour Corporation, which was formed in Illinois on November 1, 1980. Dyna Group International, Inc. ("Dyna Group") was incorporated in Nevada on August 21, 1986 for the purpose of combining the business of Dyna Tour Corporation with a public shell, Red Creek Investments, Inc. Dyna Group operates under the name of its wholly-owned subsidiary, Great American Products, Ltd., a Texas Limited Partnership ("Great American"). Great American is owned 99% by Dyna Group and 1% by a Texas Limited Liability company also owned by Dyna Group.

Great American designs, manufactures and markets lines of consumer and commercial products, including belt buckles, model miniatures, key chains, picture frames and pewter decorated products.

About 90% of manufacturing is done by a Mexican company, Promociones GAP, S.A. de C.V. ("Promociones GAP"), which is 40% owned by Great American.

Basis of Presentation. The consolidated financial statements include the accounts of Dyna Group and Great American after the elimination of intercompany transactions. Great American owns 40% of Promociones GAP, which it accounts for under the equity method.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2003 or 2002.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - INVENTORIES

         Major components of inventory are as follows:
                                                        2003            2002
                                                     ----------      ----------
         Pewter manufactured items                   $  550,266      $  999,081
         Items purchased for resale                   1,011,255       1,293,984
         Raw material - pewter                          276,640         391,961
         Supplies                                       350,801         654,065
                                                     ----------      ----------
                                                     $2,188,962      $3,339,091
                                                     ==========      ==========

The amounts for inventory as of December 31, 2003 and 2002 are net of an inventory obsolescence allowance of $1,413,659 and $1,454,721, respectively.

Changes in inventory obsolescence allowance are as follows:

                                             2003           2002
                                          -----------    -----------
Beginning balance                          $1,454,721    $ 1,443,111
Add:  reserve additions                       505,687        161,610
Less: items fully reserved at beginning
         of year, but
          - sold during year                 (231,363)       (50,000)
          - melted down during year          (315,386)      (100,000)
                                          -----------    -----------
                                          $ 1,413,659    $ 1,454,721
                                          ===========    ===========


NOTE 3 - INVESTMENT IN PROMOCIONES GAP

Great American's 40 percent investment in Promociones GAP is accounted for using the equity method.

Great American reports its investment in Promociones GAP as a long-term asset, adjusted for its share of earnings each reporting period. Promociones GAP manufactures about 90% of Great American's in-house produced product line and Great American represents about 95% of the total revenues of Promociones GAP.

Distributions from profits during 2003 and 2002 received by Great American were $144,000 each year. Great American's share of earnings including such distributions was $167,132 and $158,921 for 2003 and 2002, respectively.

Financial information for Promociones GAP accounted for by the equity method follows:

Financial Condition
-------------------        2003         2002
                        ----------   ----------
Current assets            $783,668   $546,713
Non-current assets         723,676    314,477
Current liabilities        891,651    343,446
Non-current liabilities         --         --
Stockholders equity        615,693    517,744


Results of Operations
---------------------      2003         2002
                        ----------   ----------
Sales                   $2,651,107   $2,629,463
Gross profit               616,635      497,467
Net income                 417,830      397,302

NOTE 4 - PROPERTY AND EQUIPMENT

                                                        Depr. Lives        2003            2002
                                                      -------------    -----------     -----------
         Leasehold improvements                       7 to 40 years    $   348,046     $   348,046
         Machinery and equipment                            7 years        870,477         774,315
         Vehicles                                           5 years         86,708         120,415
         Molds and dies                                     3 years      3,218,788       3,040,958
                                                                       -----------     -----------
                                                                         4,524,019       4,283,734
         Less:  accumulated depreciation                                (3,709,417)     (3,462,626)
                                                                       -----------     -----------
                                                                       $   814,602     $   821,108
                                                                       ===========     ===========

Depreciation expense was $277,127 and $300,108 for 2003 and 2002, respectively.

The building and leasehold improvements represent capital expenses to Great American's office and manufacturing facility in New Braunfels, Texas. This facility is owned by the majority shareholder of Dyna Group, and is leased to Dyna Group's wholly-owned subsidiary Great American under a lease expiring in 2010 (see Note 10). The building and certain improvements are depreciated over lives of up to 40 years because the landlord/stockholder has guaranteed to extend the lease for that period or reimburse Great American for the unamortized cost of the improvements if the lease ever expired before that time.


NOTE 5 - BANK REVOLVING LINE OF CREDIT

Great American maintains a credit line with Wells Fargo Bank Texas, N.A. This line expires on July 31, 2004, and the total line is the lesser of $2,000,000 or 80% of current receivables and 50% of inventory. Interest is at Bank's prime + one-half %. The line of credit is collateralized by substantially all assets. $451,225 and $2,395,806 was owed as of December 31, 2003 and 2002, respectively.


NOTE 6 - NOTE PAYABLE TO STOCKHOLDER

This note is collateralized by a second lien (subordinate to the Wells Fargo credit arrangement described above) on all assets and is payable in equal monthly installments of $3,746, including interest at 8.5%. $48,827 and $348,827 was owed as of December 31, 2003 and 2002, respectively.


NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Income tax is composed of:
                                               2003                 2002
                                            ----------           ----------
         Current income tax                 $  268,377           $  161,802
         Deferred income tax (benefit)          44,483              (47,627)
                                            ----------           ----------
                                            $  312,860           $  114,175
                                            ==========           ==========

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements and income tax returns. At December 31, 2003 and 2002 deferred tax assets and liabilities consisted of the following:

                                               2003                 2002
                                            ----------           ----------
         Non-current tax liabilities        $ (150,425)          $  (88,757)
         Non-current assets                     36,931               19,745
                                            ----------           ----------
                  Total                     $ (113,494)          $  (69,012)
                                            ==========           ==========


The following is a reconciliation of the effective income tax rate:

                                                           2003       2002
                                                        ---------- ----------
United States federal statutory income tax rate            34.0%      34.0%
Increase (decrease) in tax rate resulting from:
  Non-deductible expenses                                    --        6.5
  Other                                                    (1.0)       (.5)
                                                        ---------- ----------
Effective tax rate                                         33.0%      40.0%
                                                        ========== ==========

The significant components of deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

                                                 2003                 2002
                                               ---------            ---------
Deferred tax assets:
  Unused charitable contributions              $  26,997            $  19,745
  Bad debts                                        9,934                    -
                                               ---------            ---------
         Total deferred tax assets                36,931               19,745
                                               ---------            ---------

Deferred tax liabilities
  Tax over book depreciation                      66,691                9,847
  Bad debts                                            -                6,263
  Unrepatriated foreign profits                   83,734               72,647
                                               ---------            ---------
    Total deferred tax liabilities               150,425               88,757
                                               ---------            ---------
  Net deferred tax liabilities                 $(113,494)           $ (69,012)
                                               =========            =========

NOTE 8 - EMPLOYEE BENEFIT PLAN

Great American has a qualified profit sharing plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Great American made contributions of $25,666 and $25,687 during 2003 and 2002, respectively.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Great American leases its facility under an operating lease agreement with its majority stockholder which expires in 2010. Total minimum rental commitments as of December 31, 2004 are $215,622, $226,403 in 2005, $237,723 in 2006, $249,609
in 2007 and $826,235 thereafter. Total rent expense was $222,084 and $194,705 in 2003 and 2002, respectively.

Great American signs royalty agreement guarantees due to sports organizations and other commercial entities. Total minimum commitments under these guarantees are less than $20,000 as of December 31, 2003 and 2002.


NOTE 10 - FOREIGN SALES

Great American sells to Canada and various other countries. Total sales to Canada and other countries are $141,916 and $113,412 in 2003, and $183,760 and $138,055 in 2002.


NOTE 11 - MAJOR CUSTOMERS AND VENDORS

Great American sold 18 percent and 14 percent of its total sales to one customer in 2003 and 2002, respectively. Great American purchased 11 percent of its raw materials from one key vendor in 2003 and 21 percent of its raw materials from two key vendors in 2002, respectively. No other customer nor vendor accounted for as much as 10 percent of sales or purchases during 2003 or 2002.


NOTE 12 - ACQUISITION OF FORT USA

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