Form 10QSB
period 2004-03-31
DYNA GROUP INTERNATIONAL INC
filed 2004-06-01
CIK 844787

Microsoft Word 11.0.5604;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2004

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


[X ] Yes     [ ] No

      The number of shares outstanding of the registrant's common stock as of March 31, 2004 was 7,479,258.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
              ASSETS                                    2004           2003
                                                     ----------     ----------
Current Assets
  Cash                                               $   85,870     $   72,672
  Accounts receivable, net of allowance
    of $31,340 and $52,652                            1,477,390      1,935,884
 Inventory                                            2,814,339      2,188,962
  Receivable from equity-method foreign investee         71,374         52,061
  Prepaid expenses                                      146,950        293,716
  Other                                                  20,071          3,372
                                                     ----------     ----------
                           Total Current Assets       4,615,994      4,546,667

Property and equipment, net of accumulated
  depreciation of $3,776,589 and $3,709,417             800,569        814,602
Investment in equity-method foreign investee            268,612        246,277
Deferred income tax                                      36,931         36,931
Cash surrender value of life insurance                  125,541        125,542
Other Assets                                                 --         19,465
                                                     ----------     ----------
                                                     $5,847,647     $5,789,484
                                                     ==========     ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank revolving line of credit                      $  531,135     $  451,225
  Accounts payable                                      914,308        760,212
  Accrued expenses                                      145,254        224,783
  Deferred income tax                                   150,426        150,425
  Note payable to stockholder                                --         48,827
  Federal Income Tax Payable                              3,631        148,377
                                                     ----------     ----------
         Total Current Liabilities                    1,744,754      1,783,849
                                                     ----------     ----------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
    shares authorized, 7,479,258 and 7,529,258
    shares issued and outstanding                         7,480          7,529
  Paid in capital                                       994,831      1,004,782
  Retained earnings                                   3,100,582      2,993,324
                                                     ----------     ----------
         Total Stockholders' Equity                   4,102,893      4,005,635
                                                     ----------     ----------
                                                     $5,847,647     $5,789,484
                                                     ==========     ==========

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2004 and 2003

                                              2004              2003
                                           -----------      -----------

Revenue                                    $ 3,061,798      $ 2,914,558

Cost of sales                                2,071,451        1,928,407
Selling                                        380,663          389,009
Royalties                                      182,530          180,930
General & administrative                       318,190          278,889
                                           -----------      -----------
         Total operating expenses            2,952,834        2,777,235
                                           -----------      -----------
         Operating income                      108,964          137,323

Interest expense                                (4,786)         (34,462)
Equity in net income of unconsolidated
   Affiliate - joint venture                    58,333           83,218
                                           -----------      -----------
         Income before income taxes            162,511          186,079

Income tax expense                              55,254           63,267
                                           -----------      -----------
         NET INCOME                        $   107,257      $   122,812
                                           ===========      ===========

Basic and diluted earnings per share       $       .01      $       .02

Weighted average shares outstanding          7,487,591        7,586,258

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2004 and 2003


                                                            2004         2003
                                                         ---------    ---------
Cash Flows From Operating Activities
  Net income                                             $ 107,257    $ 122,812
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                            67,172       63,530
    Earnings from equity-method foreign investee           (58,333)     (83,218)
    Net write-off (sale of) slow moving inventory          153,707
    Bad debts                                               25,732       20,132
    Changes in:
         Accounts receivable                               432,762       53,814
         Inventory                                        (779,084)    (186,743)
         Prepaid income taxes                                   --       63,267
         Due to/from equity-method foreign investee         16,687      270,437
         Prepaid expenses                                  146,762       (1,602)
         Other current assets                                  262        3,987
      Other assets                                           2,505           --
         Accounts payable & accrued expenses                74,574      (23,069)
      Federal income tax payable                          (144,746)          --
                                                         ---------    ---------
  Net Cash Provided by (Used in)Operating Activities        45,255      339,347
                                                         ---------    ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                       (53,140)     (41,393)
                                                         ---------    ---------
  Net Cash Used in Investing Activities                    (53,140)     (41,393)
                                                         ---------    ---------
Net Cash From Financing Activities
  Net change in bank revolving line of credit               79,910     (297,836)
  Re-purchase of stock                                     (10,000)          --
  Payments on note payable to stockholder                  (48,827)          --
                                                         ---------    ---------
Cash Flows Provided by
         (Used in)Financing Activities                      21,083     (297,836)
                                                         ---------    ---------
Net change in cash                                          13,198          118
Cash at beginning of year                                   72,672       10,547
                                                         ---------    ---------
Cash at end of year                                      $  85,870    $  10,665
                                                         =========    =========

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our condensed unaudited balance sheet as of March 31, 2004 and the related condensed statements of operations and cash flows for the three months ended March 31, 2004 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2003 Form 10-KSB.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - INVENTORIES

      Inventories consist of the following:

                                         March 31, 2004   December 31, 2003
                                           ----------        ----------
      Raw materials-Pewter                 $  251,188        $  276,640
      Pewter Manufacturing Items              756,095           550,266
            Items Purchased for Resale      1,416,645         1,011,255
      Supplies                                390,411           350,801
                                           ----------        ----------
                                           $2,814,339        $2,188,962
                                           ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at March 31, 2004 was 2.6, which is slightly higher from December 31, 2003 of 2.5. This is a result of an increase in inventories, and a decrease in federal income tax payable and accrued expenses.

During the first quarter of 2004 financing activities provided $21,083. The operating activities for the first quarter provided $45,255.

The inventory is stated net of obsolete inventory. Obsolete inventory is defined as an inventory for which no sales have been generated in the one year period preceding the latest Balance Sheet date. For period ending March 31, 2004, the obsolete inventory is $1,366,301, which is a decrease from $1,413,659 at December 31, 2003.

The obsolete inventory activity for the 1st quarter is as follows: of the $1,413,659 obsolete inventory at December 31, 2003, $56,722 was sold and $144,344 was melted down and recast. We also identified additional $153,708 of obsolete inventory during the first quarter of 2004. This made the total obsolete inventory at March 31, 2004 $1,366,301.

The royalty expense as a percentage of sales has decreased from 6.2% in 2003 to 6% in 2004 for the three months ended. The decrease is related to the product mix being sold. In 2003 for the three months ended, NFL and Nascar sales were $706,522 as opposed to 2004 sales of $656,382.

The General and Administration expenses increased slightly in 2004, from 9.6% of sales in 2003 to 10.4% in 2004. We have experience the normal economy increases in expenses such as real estate and property taxes and insurance expenses.

As of March 31, 2004, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.

Results of Operations

Net sales for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 increased $147,240 or 5%. This increase is primarily from higher buckle sales. Buckle sales during the first quarter of 2003 were $101,422 and $362,665 in 2004.

The gross profit margin percent decreased to 32.4% as compared to 33.8% in 2003. The cost of goods sold was higher due to product mix this quarter. In particular the costs of raw materials have increased by 4.6% this first quarter of 2004 when compared to 2003.

      The total selling, general and administrative expenses increased by 4.6%, from $667,898 in 2003 to $698,853 in 2004. This increase is reflected in higher trade show, accounting and bad debt expenses incurred during the first quarter.

For the first quarter of 2004, the Company's net income was $107,259 as compared to the net income for 2003 of $122,812. The gross profit margin was lower due to product mix sold this quarter, which affected our net earnings.

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

      The trial court reversed the jury verdict and rendered a take-nothing judgment against us on July 11, 2000, and we filed for a Notice of Appeal on October 9, 2000.

      On January 16, 2003, the Third Court of Appeals agreed with the trial court's judgments and denied our motion for rehearing.

      On March 10, 2003, we filed a Petition for Review by the Texas Supreme Court. We had requested that the Texas Supreme Court hear our case. The law is clear that the Judge is obligated to reconcile a Jury finding if the Jury's answers are confusing or in conflict. The Judge in this case dismissed five Jury answers in our favor and chose one answer which was a confusing jury charge.

      On May 16, 2003, we were notified that the Texas Supreme Court denied our request to hear our appeal. Consequently, the decision of the trial Court Judge to overturn the jury's favorable verdict stands with no further recourse.

Item 4. Controls and Procedures

 As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting


                                                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DYNA GROUP INTERNATIONAL, INC.
                                                  ------------------------------

(Registrant)

Date:  June 1, 2004                    /s/ Roger R. Tuttle
                                       -----------------------------------------

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

 Date: June 1, 2004

 /s/ Roger R. Tuttle
 -------------------
 By:  Roger R. Tuttle
 Chief Executive Officer

 /s/ Sandra Tristan
 ------------------
 Sandra Tristan
 Chief Financial Officer