Form 10QSB
period 2004-06-30
DYNA GROUP INTERNATIONAL INC
filed 2004-08-23
CIK 844787

Microsoft Word 11.0.5604;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2004

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the transition period from ___________________  to _____________________

Commission file number: 0-17385

                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                                 87-0404753
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1661 S. Seguin Ave., New Braunfels, Texas                           78130
-----------------------------------------                         ---------
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


[X] Yes     [ ] No

      The number of shares outstanding of the registrant's common stock as of June 30, 2004 was 7,474,258.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                       June 30,     December 31,
         ASSETS                                         2004           2003
                                                     ----------     ----------
Current Assets
  Cash                                               $   67,583     $   72,672
  Accounts receivable, net of allowance
    of $30,246 and $52,652                            1,758,474      1,935,884
  Inventory                                           2,834,810      2,188,962
  Receivable from equity-method foreign investee         70,827         52,061
  Prepaid expenses                                      218,171        293,716
  Other                                                  18,617          3,372
                                                     ----------     ----------
                           Total Current Assets       4,968,482      4,546,667

Property and equipment, net of accumulated
  depreciation of $3,843,988 and $3,709,417             781,413        814,602
Investment in equity-method foreign investee            286,584        246,277
Deferred income tax                                      36,931         36,931
Cash surrender value of life insurance                  125,541        125,542
Other Assets                                                 --         19,465
                                                     ----------     ----------
                                                     $6,198,951     $5,789,484
                                                     ==========     ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank revolving line of credit                      $1,076,942     $  451,225
  Accounts payable                                      614,646        760,212
  Accrued expenses                                      133,857        224,783
  Deferred income tax                                   150,426        150,425
  Note payable to stockholder                                --         48,827
  Federal Income Tax Payable                             29,316        148,377
                                                     ----------     ----------
         Total Current Liabilities                    2,005,187      1,783,849
                                                     ----------     ----------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
    shares authorized, 7,474,258 and 7,529,258
    shares issued and outstanding                         7,474          7,529
  Paid in capital                                       991,837      1,004,782
  Retained earnings                                   3,194,453      2,993,324
                                                     ----------     ----------
         Total Stockholders' Equity                   4,193,764      4,005,635
                                                     ----------     ----------
                                                     $6,198,951     $5,789,484
                                                     ==========     ==========

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATEDSTATEMENTS OF OPERATIONS Three Months and Six Months
                       Ended June 30, 2004 and 2003
                                   (Unaudited)

                                        Three Months                    Six Months
                                       Ended June 30,                  Ended June 30,
                                   2004            2003             2004             2003
                               -----------      -----------      -----------      -----------
Revenue                        $ 3,259,415      $ 2,671,319      $ 6,321,213      $ 5,585,877

Cost of sales                    2,310,378        2,019,520        4,381,829        3,947,927
Selling                            389,828          344,149          770,491          733,158
Royalties                          196,229          154,425          378,759          335,355
General & administrative           245,702          327,006          563,892          605,895
                               -----------      -----------      -----------      -----------
  Total operating expenses       3,142,137        2,845,100        6,094,971        5,622,335

  Operating income                 117,278         (173,781)         226,242          (36,458)

Interest expense                    (9,361)         (32,772)         (14,147)         (67,234)
Equity in net income of
  Consolidated affiliate-
  Joint Venture                     31,639           18,120           89,972          101,338
                               -----------      -----------      -----------      -----------
  Income (loss) before
    income taxes                   139,556         (188,433)         302,067           (2,354)

Income tax (expense)
        recovery                   (45,685)          63,267         (100,939)              --
                               -----------      -----------      -----------      -----------
  NET INCOME (LOSS)            $    93,871      $  (125,166)     $   201,128      $    (2,354)
                               ===========      ===========      ===========      ===========

Basic and diluted
  earnings per share           $       .01      $      (.02)     $       .03      $      (.00)

Weighted average
  shares outstanding             7,477,665        7,586,258        7,495,220        7,586,258

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW Six
                       Months Ended June 30, 2004 and 2003

                                                          2004          2003
                                                       ---------      ---------
Cash Flows From Operating Activities
  Net income (loss)                                    $ 201,128      $  (2,354)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used) in operating
  activities:
    Depreciation                                         134,571        126,217
    Earnings from equity-method foreign investee        (112,307)       (29,098)
    Net write-off (sale of) slow moving inventory        180,459             --
    Bad debts                                             29,510         33,785
    Changes in:
         Accounts receivable                             147,900         56,991
         Inventory                                      (826,307)       326,703
         Income tax refund receivable                         --        450,811
         Prepaid income taxes                                 --             --
         Due to/from equity-method foreign investee       53,234        155,938
         Prepaid expenses                                 75,546        (76,002)
         Other current assets                              1,221          6,740
      Other assets                                            --             --
         Accounts payable & accrued expenses            (236,491)      (151,297)
      Federal income tax payable                        (119,061)            --
                                                       ---------      ---------
  Net Cash Provided by Provided By (Used)
         in Operating Activities                        (470,597)       898,434
                                                       ---------      ---------
Cash Flows From Investing Activities
    Purchase of property and equipment                  (101,382)       (70,947)
    Note receivable                                           --        (90,000)
                                                       ---------      ---------
  Net Cash Used in Investing Activities                 (101,382)      (160,947)
                                                       ---------      ---------
Net Cash From Financing Activities
    Net change in bank revolving line of credit          625,717       (535,276)
    Re-purchase of stock                                 (10,000)            --
    Payments on note payable to stockholder              (48,827)            --
                                                       ---------      ---------
Cash Flows Provided by
    (Used) in Financing Activities                       566,890       (535,276)
                                                       ---------      ---------
Net change in cash                                        (5,089)       202,211
Cash at beginning of year                                 72,672         10,547
                                                       ---------      ---------
Cash at end of year                                    $  67,583      $ 212,758
                                                       =========      =========

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our condensed unaudited balance sheet as of June 30, 2004 and the related condensed statements of operations and cash flows for the three months ended June 30, 2004 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2003 Form 10-KSB.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - INVENTORIES

      Inventories consist of the following:

                                         June 30, 2004     December 31, 2003
                                           ----------         ----------
      Raw materials-Pewter                 $  255,887         $  276,640
      Pewter Manufacturing Items              713,867            550,266
            Items Purchased for Resale      1,510,016          1,011,255
      Supplies                                355,040            350,801
                                           ----------         ----------
                                           $2,834,810         $2,188,962
                                           ==========         ==========

NOTE 3 - BANK REVOLVING LINE OF CREDIT

Great American maintains a credit line with Wells Fargo Bank Texas, N.A. This line expires on June 30, 2005, and the total line is the lesser of $2,000,000 or 80% of current receivables and 50% of inventory. Interest is at Bank's prime + one-half %. The line of credit is collateralized by substantially all assets. $1,076,941 and $451,225 was owed as of June 30, 2004 and December 31, 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company's working capital ratio at June 30, 2004 remained the same since December 31, 2003 at 2.5.

During the second quarter of 2004 financing activities provided $563,890. The operating activities for the second quarter used $467,597 to purchase additional inventory. The inventory increase was due to an increase in orders to be shipped in July.

The inventory is stated net of obsolete inventory. Obsolete inventory is defined as an inventory for which no sales have been generated in the one year period preceding the latest Balance Sheet date. For period ending June 30, 2004, the obsolete inventory is $939,804, which is a decrease from $1,413,659 at December 31, 2003.

The obsolete inventory activity for the 2nd quarter is as follows: of the $1,413,659 obsolete inventory at December 31, 2003, $110,984 was sold and $332,953 was melted down and recast. We also identified additional $180,459 of obsolete inventory during the second quarter of 2004. This made the total obsolete inventory at June 30, 2004 $1,150,181.

The royalty expense as a percentage of sales remained the same of 6% in 2003 and 2004 for the six months ended even though there was an increase in sales of $735,336 over 2003.

The General and Administration expenses decreased in 2004, from $605,895 in 2003 to $563,892 for the six months ended June 30, 2004 .

As of June 30, 2004, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.

Results of Operations

Net sales for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 increased $735,336 or 13.2%. This increase is primarily from higher buckle, licensed sports, souvenir & tourist, general retail and gift sales.

                                 2003           2004           % OF
                                 SALES          SALES        INCREASE
      LISCENSED SPORTS        $1,229,875     $1,351,509         9.9%
      BUCKLE                     222,777        771,136       246.1%
      SOUVENIR/TOURIST           609,034        752,670        23.6%
      GENERAL RETAIL             305,422        540,906        77.1%
      GIFT                       196,050        303,775        54.9%
      OTHER CATEGORIES         3,022,719      2,601,217
                              ----------     ----------
      TOTAL                   $5,585,877     $6,321,213
                              ==========     ==========

The gross profit margin percent increased to 30.7% as compared to 29.3% in 2003. The cost of goods sold was lower due to product mix and the melt down and recast of obsolete emblems.

The total selling, royalties, general and administrative expenses increased slightly by 2.3%, from $1,674,408 in 2003 to $1,713,142 in 2004. This increase is reflected in higher trade show and associated expenses during the first six months.

For the second quarter of 2004, the Company's net income was $93,871 as compared to the net loss for 2003 of $125,166. The gross profit margin was higher due to product mix sold this quarter, which affected our net earnings.

Item 3.  Legal Proceeding

None.

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


                                                  DYNA GROUP INTERNATIONAL, INC.
-----                                             ------------------------------
                                                                    (Registrant)

Date:  August 20, 2004                    /s/ Roger R. Tuttle
                                          --------------------------------------
                                                                     (Signature)
                                          Roger R. Tuttle, Chairman of the Board
                                          and Chief Executive Officer