Form 10QSB
period 2004-09-30
DYNA GROUP INTERNATIONAL INC
filed 2004-11-15
CIK 844787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:      September 30, 2004

                                                            Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________  to _____________________

Commission file number: 0-17385

                         DYNA GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                                87-0404753
 ------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1661 S. Seguin Ave., New Braunfels, Texas                         78130
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

|X|  Yes     |_|  No

     The number of shares outstanding of the registrant's common stock as of September 30, 2004 was 7,474,258.

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30, December 31,
                             ASSETS                                     2004       2003
                                                                   ----------   ----------
Current Assets
  Cash                                                             $   51,046   $   72,672
  Accounts receivable, net of allowance
    of $20,049 and $52,652                                          2,384,022    1,935,884
  Inventory                                                         2,711,762    2,188,962
  Receivable from equity-method foreign investee                           --       52,061
  Prepaid expenses                                                    128,159      293,716
  Other                                                                 6,475        3,372
                                                                   ----------   ----------
               Total Current Assets                                 5,281,464    4,546,667

Property and equipment, net of accumulated
  depreciation of $3,924,617 and $3,709,417                           795,884      814,602
Investment in equity-method foreign investee                          305,707      246,277
Deferred income tax                                                    36,931       36,931
Cash surrender value of life insurance                                125,541      125,542
Other Assets                                                           11,950       19,465
                                                                   ----------   ----------
               Total Assets                                        $6,557,477   $5,789,484
                                                                   ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank revolving line of credit                                    $  342,049   $  451,225
  Accounts payable                                                    855,044      760,212
  Payable to equity-method foreign investee                            76,797           --
  Accrued expenses                                                    260,722      224,783
  Deferred income tax                                                 150,426      150,425
  Note payable to stockholder                                              --       48,827
  Federal Income Tax Payable                                          252,161      148,377
                                                                   ----------   ----------
               Total Current Liabilities                            1,937,199    1,783,849
                                                                   ----------   ----------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
    shares authorized, 7,474,258 and 7,529,258
    shares issued and outstanding                                       7,474        7,529
  Paid in capital                                                     991,837    1,004,782
  Retained earnings                                                 3,620,967    2,993,324
                                                                   ----------   ----------
               Total Stockholders' Equity                           4,620,278    4,005,635
                                                                   ----------   ----------
Total Liabilities and Shareholders' Equity                         $6,557,477   $5,789,484
                                                                   ==========   ==========

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended September 30, 2004
                                    and 2003
                                   (Unaudited)

                                      Three Months                   Nine Months
                                   Ended September 30,             Ended September 30,
                                 2004           2003            2004           2003
                             ------------    ------------    ------------    ------------
 Revenue                     $  4,462,673    $  3,862,599    $ 10,783,886    $  9,448,476

   Cost of sales                2,891,597       2,689,981       7,273,426       6,637,908
   Selling                        351,671         325,946       1,122,162       1,059,104
 Royalties                        375,857         230,256         754,616         565,611
 General & administrative         262,267         322,232         826,159         928,127
                             ------------    ------------    ------------    ------------
Total operating expenses        3,881,392       3,568,415       9,976,363       9,190,750
                             ------------    ------------    ------------    ------------
   Operating income               581,281         294,184         807,523         257,726

 Interest expense                  (9,377)        (22,146)        (23,524)        (89,380)
 Equity in net income of
   Consolidated affiliate-
   Joint Venture                   77,458          40,654         167,430         141,992
                             ------------    ------------    ------------    ------------
   Income before
     income taxes                 649,362         312,692         951,429         310,338

 Income tax expense              (222,845)       (105,515)       (323,785)       (105,515)
                             ------------    ------------    ------------    ------------
   NET INCOME                $    426,517    $    207,177    $    627,644    $    204,823
                             ============    ============    ============    ============

 Basic and diluted
   earnings per share        $        .06    $        .03    $        .08    $        .03

 Weighted average
   shares outstanding           7,474,258       7,586,258       7,488,031       7,586,258

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                               2004            2003
                                                            -----------    -----------
Cash Flows From Operating Activities
Net income                                                  $   627,644    $   204,823
 Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation                                                215,200        195,185
    Earnings from equity-method foreign investee               (167,430)      (141,992)
    Net write-off (sale of) slow moving inventory               177,949             --
    Bad debts                                                    36,599         80,210
    Changes in:
               Accounts receivable                             (484,737)      (642,913)
               Inventory                                       (700,749)       875,218
               Income tax refund receivable                          --        450,811
               Prepaid income taxes                                  --        105,515
               Due to/from equity-method foreign investee       236,858        333,914
               Prepaid expenses                                 165,557        (52,775)
               Other current assets                              (6,103)         3,750
      Other assets                                                7,515             --
               Accounts payable & accrued expenses              130,771        533,404
      Federal income tax payable                                103,784             --
                                                            -----------    -----------
  Net Cash Provided by Operating Activities                     342,858      1,945,150
Cash Flows From Investing Activities
    Purchase of property and equipment                         (196,482)      (147,739)
    Note receivable                                                  --        (90,000)
    Proceeds from sale of fixed assets                               --          3,370
                                                            -----------    -----------
      Net Cash Used in Investing Activities                    (196,482)     (234,369)
                                                            -----------    -----------
Net Cash From Financing Activities
    Net change in bank revolving line of credit                (109,175)    (2,023,913)
    Re-purchase of stock                                        (10,000)            --
    Payments on note payable to stockholder                     (48,827)       400,000
                                                            -----------    -----------
      Net Cash Flows Used in Financing Activities              (168,002)    (1,623,913)
                                                            -----------    -----------
Net change in cash                                              (21,626)        86,868
Cash at beginning of year                                        72,672         10,547
                                                            -----------    -----------
Cash at end of year                                         $    51,046    $    97,415
                                                            ===========    ===========

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our condensed unaudited balance sheet as of September 30, 2004 and the related condensed statements of operations and cash flows for the three months ended September 30, 2004 included in the financial statements have been prepared by us without audit. In management's opinion, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our financial position and results of operations. The results of operations for these periods are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with our financial statements and notes thereto included in our 2003 Form 10-KSB.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                               September 30, 2004            December 31, 2003

Raw materials-Pewter                                  $    401,682               $    276,640
Pewter Manufacturing Items                                644,290                     550,266
      Items Purchased for Resale                         1,256,111                  1,011,255
Supplies                                                   409,679                    350,801
                                                    --------------             --------------
                                                       $ 2,711,762                $ 2,188,962
                                                       ===========                ===========

NOTE 3 - BANK REVOLVING LINE OF CREDIT

On June 30, 2004 the credit line Wells Fargo Bank Texas, N.A. expired. On July 1, 2004 Great American Products transferred the credit line to State Bank. The terms of the total line is the lesser of $2,000,000 or 80% of current receivables. Interest is at the Bank's prime. The line of credit is collateralized by substantially all assets. $342,049 and $451,225 was owed as of September 30, 2004 and December 31, 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital ratio at September 30, 2004 is 2.7, which is slightly higher than at December 31, 2003 of 2.5.

During the third quarter of 2004 financing activities used $168,002. The operating activities for the third quarter provided $342,858. The inventory increase was due to an increase in orders to be shipped in October.

The inventory is stated net of obsolete inventory. Obsolete inventory is defined as an inventory for which no sales have been generated in the one year period preceding the latest Balance Sheet date. For period ending September 30, 2004, the obsolete inventory is $583,305, which is a decrease from $1,413,659 at December 31, 2003. $610,867 was melted down and recast, $397,436 was sold and additional $177,949 was identified as obsolete inventory

 The royalty expense as a percentage of sales increased from 6% in 2003 to 7% 2004 for the nine months ended. This is due to the increase of sales of licensed products over last year.

The General and Administration expenses decreased in 2004, from $928,127 in 2003 to $826,159 for the nine months ended September 30, 2004. This decrease is a result of lower bad debt expense and contract labor.

As of September 30, 2004, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.

Results of Operations

Net sales for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 increased $1,335,410 or 14.1%. This increase is primarily from higher buckle, souvenir & tourist, general retail, gift and licensed sports sales.

                                   2004 SALES     2003 SALES    % OF INCREASE/(DECREASE)
LISCENSED SPORTS                   $ 5,833,476      $5,237,876              11.4%
BUCKLE                             $ 1,029,193       $ 509,067             102.2%
SOUVENIR/TOURIST                   $ 1,052,713       $ 874,392              20.4%
GENERAL RETAIL                     $   589,021       $ 524,980              12.2%
GIFT                               $ 1,500,423      $1,268,870              18.2%
OTHER                              $   779,060      $1,033,291             -24.6%
                                  ------------      ----------
TOTAL                              $10,783,886      $9,448,476
                                   ===========      ==========

The gross profit margin percent increased to 32.6% as compared to 29.7% in 2003. The cost of goods sold was lower due to product mix sold and the sale of obsolete inventory.

The total selling, royalties, general and administrative expenses decreased as percentage of sales from 27% in 2003 to 25.1% 2004.

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

                                     DYNA GROUP INTERNATIONAL, INC.
                                     -------------------------------------------
                                                                  (Registrant)

Date:  November 15, 2004             /s/ Roger R. Tuttle
                                     -----------------------------------------
                                                                   (Signature)
                                     Roger R. Tuttle, Chairman of the Board and
                                     Chief Executive Officer