Form 10KSB
period 2004-12-31
DYNA GROUP INTERNATIONAL INC
filed 2005-03-29
CIK 844787

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-KSB

 [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and
     Exchange Act of 1934.

        For the fiscal year ended:    December 31, 2004

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.         (No fee required.)

                     Commission file number:  0-17385

                        Dyna Group International, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                       87-0404753
 -------------------------------                       ----------------
 (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                     Identification No.)

 1661 S. Seguin Street New Braunfels,  Texas                 78130
 -------------------------------------------              ----------
  (Address or principal executive offices)                (zip code)

 Registrant's telephone number, including area code:    (830) 620-4400

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

 The net sales for the year ended December 31, 2004 were $15,156,845.

 The aggregate market value of the voting stock held by non-affiliated of the registrant as of March 18, 2005 was $4,666,016.

 The number of shares outstanding of the registrant's common stock as of March 18, 2005 was 7,474,258.

 DOCUMENTS INCORPORATED BY REFERENCE

 None.

 Part I
 ------

 Item 1.        Business
                --------
 General
 -------

      Dyna Group International, Inc. is a Nevada corporation and conducts all of its business through its wholly owned subsidiary, Great American Products, Ltd. ("Great American Products").

 Forward Looking Statements
 --------------------------

      This annual report for the year ended December 31, 2004, as well as other public documents of Great American Products, contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of ours, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, our expectations and estimates as to future financial performance, cash flows from operations and capital, are urged to consider statements which use the terms "believes", "intends," "expects," "plans," "estimates," "anticipated," or "anticipates," to be uncertain and forward looking. In addition to other factors that may be discussed in Great American Products following with the Securities and Exchange Commission, including this report, the following factors, among others could cause Great American Products actual results to differ materially.

 Products and Sales
 ------------------

      We design, manufacture, and market lines of consumer products, as well as products for industry used as advertising specialties and premiums, utilizing pewter centrifugally cast in rubber molds. These products include belt buckles, model miniatures, key chains, picture frames, as well as pewter decorated glassware, caps, ceramic ware, stainless steel drinkware, pewter decorated wall and desk decor, and pewter enhanced keepsake boxes. All of the Company's centrifugally cast products are designed at the Company's New Braunfels, Texas facility. Most of the manufacturing and painting of the cast products is performed in Mexico with the remainder done in New Braunfels, Texas.

      We obtained license agreements with Nascar and 18 select drivers, the National Football Properties League, Major League Baseball, the National Basketball Association, the National Hockey League, and Colleges and Universities. We have recently added Minor League Baseball, MTV Networks and Giant Merchandising Collection Artists to our list of held licenses. License agreements are periodically renewed, and we do not anticipate significant cancellations or non-renewals. The majority of the license agreements have annual renewals. The remaining license agreements can range from two years to automatic rollover renewals.

      The business is affected by seasonal factors. Inventory levels at December 31, 2004 were slightly higher by $104,427 when compared to December 31, 2003. The raw materials used in the manufacture of our centrifugally cast products are readily available from numerous sources. Extension of credit terms to our customers range from normal 30 days terms to 90 days from the date of invoice.

 Marketing and Distribution
 --------------------------

      We sell our products through our own sales force, through independent commissioned sales representatives, and through distributors. As of December 31, 2004, our sales force and related support staff numbered 12 persons. We also utilize approximately 35 independent, commissioned sales groups. The products are also produced for sales to the premium/advertising specialty industry, for purposes of sales promotions and incentives.

 Foreign Operations and Export Sales
 -----------------------------------

      Most of our cast products are made by our 40% - owned Mexican facility. Less than 3% of our sales are to customers outside of the united States.

 Major Customers
 ---------------
      We have over 2,900 customers. One major customer accounted for 12% of sales in 2004. The top 10 customers represent 41% of our revenues.

 Competition
 -----------
      While we do compete with a variety of companies based on our general product categories, very few competitors, if any, can offer the combination of our wide variety of products, extensive licensing programs, high quality pewter and our "crystal coat" program - a lowe r cost alternative. We can aggressively and successfully compete in any particular category and we have the further advantage of being a "one stop shop" for many of our customers.

 Employees
 ---------

      We employ 100 to 130 full time people, of whom 26 are engaged in sales and administration, 9 in creative design and 78 in manufacturing, assembly, shipping, and warehousing.

 Equipment
 ---------

      Our New Braunfels, Texas facility is equipped for manufacturing, assembly, packaging, and shipping of centrifugally cast pewter, and pewter enhanced drinkware.


 Item 2.        Property
                --------

      Our executive office is located in a 70,000 square foot facility leased from the major shareholder at 1661 S. Seguin, New Braunfels, Texas 78130.

 The terms of this lease are summarized below.

                            Approximate Area     Lease           Monthly
 Type of Facility            in Square Feet    Expiration        Rental
 -----------------------    ----------------   ----------        -------
 Mfg. /Warehouse - Texas         70,000         12/31/10         $17,917


 Item 3.        Legal Proceedings
                -----------------

      None


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

                                     High Bid          Low Bid
                                   ------------      ------------
 2003      4TH QUARTER                $ 0.65           $ 0.48
           3RD Quarter                   .60              .35
           2nd Quarter                   .70              .10
           1st Quarter                   .52              .03

 2004      4th Quarter                $ 0.75           $ 0.46
           3rd Quarter                   .61              .36
           2nd Quarter                   .75              .47
           1st Quarter                   .71              .42

 Holders
 -------
                                               Approximate number of holders
 Title of Class                                  of record as of March 2005
 --------------                                  --------------------------
   Common Stock, par value    $.001 per share               305

 Dividends
 ---------

      We have never paid dividends and do not foresee doing so. Dividends are restricted by the covenants stated in the Credit and Security Agreement between Great American Products and State Bank.


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

 Liquidity and Capital Resources
 -------------------------------

      We have a current ratio in 2004 of 4.65 to 1, which changed from 2003 ratio of 2.5 to 1. Net cash increased by $413,083 in 2004.

      Operating activities provided $1,117,003 of cash in 2004. Net working capital increased by $351,922.

      Investing activities used $193,868 primarily to purchase property and equipment. Financing activities used $510,052 that was used to pay down the bank credit line and note payable to stockholder.

      Accounts receivable increased by $25,416 from 2003. This increase is due to higher fourth quarter sales. In 2004, those sales were $4,510,623 as compared to 2003 of $3,861,904.

      Our inventory increased by $104,427 from 2003 to 2004. This increase in inventory is from higher levels of purchased materials for early January sales.

      The inventory obsolescence allowance decreased from $1,413,659 in 2003 to $801,410 in 2004. In 2004, we melted down $497,808 worth of pewter emblems and product, which was reused and sold. We also sold $323,251 of obsolete inventory during 2004. The cost of the new obsolete items for 2004 is $208,810.

      Great American Products maintains a credit line with State Bank. This line was established in July 1, 2004 and the total is the lesser of $2,000,000 or 80% of current receivables and 50% of inventory. The interest is at Bank's prime or 5.25% as of December 31, 2004. As of December 31, 2004 the outstanding loan balance was zero.

 Results of Operations
 ---------------------
                               2004 versus 2003
                               ----------------

      Net sales for the year ended December 31, 2004 increased by $1,877,353 or 14.1% as compared to 2003.

      Gross profit margins increased to 34.4% in 2004 compared to 33.6% in 2003. This increase is due to the use of obsolete pewter emblems that were previously written down to scrap value. These emblems were melted down to pewter bars and later used to cast new products

      The selling expenses were higher by $244,272 when compared to the selling expenses incurred in 2003. This increase is due to higher bonus and show expenses. In previous years, bonuses were paid and expensed in the same year even though they were based on previous year earnings. In 2004, $165,000 was accrued for 2005 bonuses. Show expenses were $120,108 higher than 2003 due to the additional shows attended.

      Royalty expense increased by $228,583 or 26.3%, and increased by .7% as a percent of sales. This is a result of higher NFL AND MLB sales. NFL sales for 2004 were $4,468,915 and $3,415,305 in 2003, which is a increase of $1,053,610 or 30.85%. MLB sales for 2004 were $1,161,629 and $596,958 in
 2003 which is a $564,671 or 94.6% increase.

      The general and administrative expenses were lower than 2003 by $182,992 or 14.2%. The decrease was a result of lower bad debt expense. Bad debt expense decreased in 2004 by $72,447 or 61.0%. In 2003 bad debt expense was .9% of sales and was 0.3% in 2004.

      Net income increased from $631,668 in 2003 to $1,064,047 in 2004, which increased earnings per share from $.08 per share in 2003 to $.14 per share in 2004.


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


 Item 8A.       Controls and Procedures
                -----------------------


                                   Part III

 Item 9.        Directors and Executive Officers of the Registrant
                --------------------------------------------------

      The executive officers and directors are listed in the table below, and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

 Name                     Age       Position
 ---------------          ---       --------
 Roger R. Tuttle           57       Chairman of the Board of
                                    Directors, and Chief Executive Officer
                                    and President of Great American Products

 Jeffrey L. Smith          48       Secretary, Vice President and General
                                    Manager of Great American Products, and a
                                    Director

 Sandra Tristan            44       Treasurer, Controller of Great American
                                    Products, and a Director

      All directors serve in such capacity until the next annual meeting following their election and until their successors have been elected and qualified. Subject to their contract rights as to compensation, a majority may remove, with or without cause, officers at any time of the Board Directors.

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

      Sandra K. Tristan was appointed as Treasurer and Director on May 24, 2001. In 1984, Ms. Tristan attended Southwest Texas University where she earned her Bachelors Degree in Business Administration with a concentration in Accounting. Upon graduation, she joined Glastron Boat Company where she gained much of her manufacturing accounting experience. Ms. Tristan has twenty years of manufacturing accounting experience and has held the position of controller for thirteen of those years. She has served as Controller of Great American Products since 1998, when her employment with Great American Products began.


 Item 10.       Executive Compensation
                ----------------------

 Cash Compensation
 -----------------

      The following table sets forth all cash compensation paid or accrued by us for services rendered during the years ended December 31, 2004 through 2002 to each director and executive officer of the Company whose aggregate cash compensation exceeded $100,000:

                                                 Other Annual    Long Term
     Name              Year   Salary    Bonus    Compensation   Compensation
 -------------------   ----   -------   ------   ------------   ------------
 Roger R. Tuttle       2004  $156,550  $31,340       ----           ----
 Chairman of the       2003  $140,500  $ 5,000       ----           ----
 Board of Directors,   2002  $140,500  $ 5,000       ----           ----
 And Chief Executive
 Officer

 Jeffrey L. Smith      2004  $ 97,558  $31,477       ----           ----
 Secretary and         2003  $ 82,805  $33,000       ----           ----
 Director              2002  $ 79,758  $10,000       ----           ----

      We provide certain executive officers and employees with fringe benefits. These benefits, valued at their incremental cost, for any individual do not exceed 10% of reported cash compensation for such individual.

      Directors currently are not paid any fees for attendance at meetings of the Board of Directors.

 Compensation Pursuant to Plan
 -----------------------------

      We have a 401k Profit Sharing Plan and Trust for eligible employees. Employees who have completed six months of service are eligible to participate in the Plan under which we contribute amounts determined from time to time at its discretion. Our contributions vest in specified percentages per year commencing after 2 years and generally become fully vested after 5 years of employment. The annual contributions and forfeitures allotted to any participant may not exceed the lesser of $10,000 or 25% of the participant's total compensation. Benefits generally are payable upon death or upon termination of employment or age 65. Participants' account balances under the Trust as of the year ended December 31, 2004 for all executive officers as a group and for Mr. Tuttle were $441,340 and $341,315 respectively.


 Item 11.     Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

      The following table provides information as of December 31, 2003 for each person who owned more than five (5%) percent Common Stock beneficially and by each director and each officer and all officers and directors as a group:


                Name and                 Amount and
 Title          Address of               Nature of               Percent
 Of Class       Beneficial Owner         Beneficial Ownership    of Class
 --------       ----------------         --------------------    --------
 Security Ownership of Management:

 Common Stock   Tuttle Investments LTD         3,431,050           45.9%
                1661 S. Seguin Ave.
                New Braunfels, TX  78130

 Common Stock   All Directors and              3,518,020           47.1%
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


 Item 12.       Certain Relationships and Related Transactions
                ----------------------------------------------

      We lease the New Braunfels, Texas facility from Mr. Tuttle for a monthly rental fee of $17,917. The lease expires December 31, 2010.


                                   PART IV

 Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a)  1. Financial Statements:

           Dyna Group International, Inc. and Subsidiary            Page

           Report of Independent Accountants                         12
           Consolidated Balance Sheets -                             13
                December 31, 2004 and 2003
           Consolidated Statements of income --                      14
                for the years ended December 31, 2004 and 2003
           Consolidated Statements of Changes in -                   15
           Stockholders' Equity for the years ended
                December 31, 2004 and 2003
           Consolidated Statements of Cash Flows -                   16
                for the years ended
                December 31, 2004 and 2003
           Notes to Consolidated Financial Statements               17-21

           2. Exhibits:

           Reference is made to "Exhibit Index" beginning on page 11 herein.

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

                       Dyna Group International, L.L.C.
                                 (Registrant)


 By /s/ Roger R. Tuttle
 ----------------------------------------------------------------------
 Roger R. Tuttle, Chairman of the Board            Date: March 28, 2005
   and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 By /s/ Roger R. Tuttle
 ----------------------------------------------------------------------
 Roger R. Tuttle, Chairman of the Board            Date: March 28, 2005
   and Chief Executive Officer


 By /s/ Jeffrey L. Smith
 ----------------------------------------------------------------------
 Jeffrey L. Smith, Secretary and Director          Date: March 28, 2005


 By /s/ Sandra Tristan
 ----------------------------------------------------------------------
 Sandra Tristan, Treasurer and Director            Date: March 28, 2005

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

  3 (a) Articles of Incorporation

    (b) By-Laws.

  4 (a) Specimen Common stock Certificate

 10 (a) Asset Purchase Agreements between General Tire, Inc. and Hibdon Tire
        Centers, Inc. dated February 26, 1993

 31 * Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

 32 * Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


    *   Filed herewith.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors
    Dyna Group International, Inc.
    New Braunfels, Texas

 We have audited the accompanying consolidated balance sheet of Dyna Group International, Inc., as of December 31, 2004 and the related statements of consolidated operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of Dyna Group International, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dyna Group International, Inc., as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


 MALONE & BAILEY, PC
 www.malone-bailey.com
 Houston, Texas

 February 4, 2005

                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2004 and 2003

           ASSETS                                2004              2003
                                              ----------        ----------
 Current Assets
   Cash                                      $   485,755       $    72,672
   Accounts receivable, net of
      allowance of $17,340 and $52,652         1,996,612         1,935,884
   Inventory                                   2,293,389         2,188,962
   Receivable from equity-method
     foreign investee                              7,740            52,061
   Prepaid expenses                              241,191           293,716
   Deferred income tax                             2,713            36,931
   Other                                           2,634             3,372
                                              ----------        ----------
      Total Current Assets                     5,030,034         4,583,598

 Property and equipment, net of accumulated
   depreciation of $1,521,857 and $3,709,417     742,354           814,602
 Investment in equity-method foreign investee    299,970           246,277
 Cash surrender value of life insurance          152,559           125,542
 Other assets                                      9,661            19,465
                                              ----------        ----------
                                             $ 6,234,578       $ 5,789,484
                                              ==========        ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Bank revolving line of credit             $         -       $   451,225
   Accounts payable                              488,723           760,212
   Accrued expenses                              340,496           224,783
   Note payable to stockholder                         -            48,827
   Federal income tax payable                    252,032           148,377
                                              ----------        ----------
      Total Current Liabilities                1,081,251         1,633,424

   Deferred income tax                            96,645           150,425
                                              ----------        ----------
      Total Liabilities                        1,177,896         1,783,849
                                              ----------        ----------
 Commitments and Contingencies

 Stockholders' Equity
   Common stock, $.001 par value, 100,000,000
     shares authorized, 7,474,258 and
     7,529,258 shares issued and outstanding       7,474             7,529
   Paid in capital                               991,837         1,004,782
   Retained earnings                           4,057,371         2,993,324
                                              ----------        ----------
      Total Stockholders' Equity               5,056,682         4,005,635
                                              ----------        ----------
                                             $ 6,234,578       $ 5,789,484
                                              ==========        ==========

               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 2004 and 2003


                                                 2004              2003
                                              ----------        ----------
 Revenue                                     $15,156,845       $13,279,492

 Cost of sales                                 9,938,993         8,815,532
 Selling                                       1,673,891         1,429,619
 Royalties                                     1,097,705           869,122
 General & administrative                      1,101,890         1,284,882
                                              ----------        ----------
      Total operating expenses                13,812,479        12,399,155
                                              ----------        ----------
      Operating income                         1,344,366           880,337

 Interest expense                                (23,920)         (102,941)
 Equity in net income of unconsolidated
   affiliate - joint venture                     197,693           167,132
                                              ----------        ----------
      Income before income taxes               1,518,139           944,528

 Income tax expense                              454,092           312,860
                                              ----------        ----------
      NET INCOME                             $ 1,064,047       $   631,668
                                              ==========        ==========

 Basic and diluted earnings per share               $.14              $.08

 Weighted average shares outstanding           7,484,559         7,586,258


               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Years Ended December 31, 2004 and 2003


                          Common Stock      Paid in     Retained
                        Shares     Amount   Capital     Earnings      Totals
                      ---------  ---------  ---------   ---------    ---------
 Balances,
  December 31, 2002   7,586,258     $7,586 $1,004,725  $2,361,656   $3,373,967

 Share adjustment       (57,000)       (57)        57           -            -

 Net income                   -          -          -     631,668      631,668
                      ---------  ---------  ---------   ---------    ---------
 Balances,
  December 31, 2003   7,529,258      7,529  1,004,782   2,993,324    4,005,635

 Purchase of
  treasury shares       (50,000)       (50)    (9,950)          -      (10,000)

 Return of shares
  by employee            (5,000)        (5)    (2,995)          -       (3,000)

 Net income                   -          -          -   1,064,047    1,064,047
                      ---------  ---------  ---------   ---------    ---------
 Balances,
  December 31, 2004   7,474,258     $7,474 $  991,837  $4,057,371   $5,056,682
                      =========  =========  =========   =========    =========

               See accompanying summary of accounting policies
                      and notes to financial statements.

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          December 31, 2004 and 2003

                                                         2004         2003
                                                      ----------   ----------
 Cash Flows From Operating Activities
   Net income                                        $ 1,064,047  $   631,668
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                        260,716      277,127
     Earnings from equity-method foreign investee       (197,693)    (167,132)
     Net write-off (sale of) slow-moving inventory      (612,249)     (41,032)
     Deferred income taxes                               (19,563)      44,483
     Bad debts                                            46,394      118,841
     (Increase) decrease in cash surrender
       value of officers' life insurance                 (11,597)     (29,210)
     Changes in:
       Accounts receivable                              (107,122)    (367,339)
       Inventory                                         507,822    1,191,161
       Income tax refund receivable                            -      450,811
       Prepaid income taxes                                    -      120,000
       Receivable from equity-method foreign investee    188,321      144,781
       Prepaid expenses                                   52,309     (227,742)
       Other current assets                               (2,262)       2,085
       Accounts payable & accrued expenses              (155,775)     285,850
       Federal income tax payable                        103,655      148,377
                                                      ----------   ----------
   Net Cash Provided by Operating Activities           1,117,003    2,582,749
                                                      ----------   ----------
 Cash Flows Used in Investing Activities
   Purchase of property and equipment                   (227,002)    (273,992)
   Disposal of property and equipment                     38,535            -
   Proceeds from note receivable                          10,020       10,020
   Increase in cash surrender value of officers'
     life insurance                                      (15,421)     (15,421)
   Proceeds from sale of fixed asset                           -        3,370
                                                      ----------   ----------
   Net Cash Used in Investing Activities                (193,868)    (276,023)
                                                      ----------   ----------
 Cash Flows From Financing Activities
   Net change in bank revolving line of credit          (451,225)  (1,944,581)
   Payments on note payable to stockholder               (48,827)    (300,000)
   Re-purchase of stock                                  (10,000)           -
                                                      ----------   ----------
   Net Cash Used In Financing Activities                (510,052)  (2,244,581)
                                                      ----------   ----------
 Net change in cash                                      413,083       62,125
 Cash at beginning of year                                72,672       10,547
                                                      ----------   ----------
 Cash at end of year                                 $   485,755  $    72,672
                                                      ==========   ==========
 Cash paid during the year for:
   Interest                                          $    23,920  $    96,325
   Income taxes                                          170,000            -
 Non-cash
   Return of stock for note receivable                     3,000            -


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

 Cash Equivalents.   Highly liquid  investments with  original maturities  of
 three months or less  are considered cash equivalents.   There were no  cash
 equivalents as of December 31, 2004 and 2003.

 Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product. Great American records rebates given to customers as a reduction of revenue and as a liability, based on estimates of the amounts ultimately expected to be paid or refunded to customers. Customers have the right of return on damaged products. Returns have been historically minimal and no amount has been reserved for returns.

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

 Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2004 or 2003.

 Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

 Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2004 or 2003.

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

 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.


 NOTE 2 - INVENTORIES

      Major components of inventory are as follows:

                                             2004         2003
                                          ----------   ----------
      Pewter manufactured items           $  509,060   $  550,266
      Items purchased for resale           1,257,891    1,011,255
      Raw material - pewter                  172,597      276,640
      Supplies                               353,841      350,801
                                          ----------   ----------
                                          $2,293,389   $2,188,962
                                          ==========   ==========

 The amounts for inventory as of December 31, 2004 and 2003 are net of an inventory obsolescence allowance of $801,410 and $1,413,659, respectively.


 Changes in inventory obsolescence allowance are as follows:

                                               2004        2003
                                          ----------  -----------
      Beginning balance                   $1,413,659   $1,454,721
      Add:  reserve additions                208,810      505,687
      Less: items fully reserved at
            beginning of year, but
            - sold during year              (323,251)    (231,363)
            - melted down during year       (497,808)    (315,386)
                                          ----------   ----------
                                          $  801,410   $1,413,659
                                          ==========   ==========


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

 Distributions from profits during 2004 and 2003 received by Great American were $144,000 each year. Great American's share of earnings including such distributions was $197,693 and $167,132 for 2004 and 2003, respectively.

 Financial information for Promociones GAP accounted for by the equity method follows:

 Financial Condition
 -------------------                         2004         2003
                                          ----------   ----------
      Current assets                      $  606,643   $  783,668
      Non-current assets                     727,709      723,676
      Current liabilities                    567,754      891,651
      Stockholders equity                    766,598      615,693

 Results of Operations
 ---------------------                       2004         2003
                                          ----------   ----------
      Sales                               $3,285,431   $2,651,107
      Gross profit                           504,500      616,635
      Net income                             463,081      417,830


 NOTE 4 - PROPERTY AND EQUIPMENT

                                Depr. Lives       2004         2003
                              --------------   ----------   ----------
      Leasehold improvements   7 to 40 years  $   348,046  $   348,046
      Machinery and equipment        7 years      874,028      870,477
      Vehicles                       5 years       89,499       86,708
      Molds and dies                 3 years      952,638    3,218,788
                                              -----------   ----------
                                                2,264,211    4,524,019
      Less:  accumulated depreciation          (1,521,857)  (3,709,417)
                                              -----------   ----------
                                             $    742,354  $   814,602
                                              ===========   ==========

 Depreciation expense was $260,716 and $277,127 for 2004 and 2003, respectively.

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


 NOTE 5 - BANK REVOLVING LINE OF CREDIT

 Great American maintains a credit line with State Bank. This line expires on July 31, 2005, and the total line is the lesser of $2,000,000 or 80% of current receivables and 50% of inventory. Interest is at Bank's prime. The line of credit is collateralized by substantially all assets. $0 and $451,225 was owed as of December 31, 2004 and 2003, respectively.


 NOTE 6 - NOTE PAYABLE TO STOCKHOLDER

 This note is collateralized by a second line (subordinate to the State Bank credit arrangement described above) on all assets and carries interest at 8.5%. The balance of $48,827 plus interest of $4,571 was paid in full on February 1, 2004. At December 31, 2004 and 2003, the balance was $0 and $48,827, respectively.


 NOTE 7 - INCOME TAXES

 The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

 Income tax is composed of:
                                               2004         2003
                                           ----------  ----------
      Current income tax                   $  473,656  $  268,377
      Deferred income tax (benefit)           (19,564)     44,483
                                           ----------  ----------
                                           $  454,092  $  312,860
                                           ==========  ==========

 Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements and income tax returns. At December 31, 2004 and 2003 deferred tax assets and liabilities consisted of the following:

                                               2004        2003
                                           ----------  ----------
      Non-current tax liabilities          $  (96,645) $ (150,425)
      Current assets                            2,713      36,931
                                           ----------  ----------
           Total                           $  (93,932) $ (113,494)
                                           ==========  ==========

 The following is a reconciliation of the effective income tax rate:

                                                    2004        2003
                                                  --------    --------
 United States federal statutory income tax rate      34.0%       34.0%
 Increase (decrease) in tax rate resulting from:
   Charitable contributions carried forward           (2.7)          -
   Non taxable foreign profits                        (1.3)          -
   Other                                                 -        (1.0)
                                                  --------    --------
 Effective tax rate                                   30.0%       33.0%
                                                  ========    ========

 The significant components of deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

                                               2004        2003
                                            ---------   ---------
 Deferred tax assets:
   Unused charitable contributions          $       -   $  26,997
   Bad debts                                    2,713       9,934
                                            ---------   ---------
      Total deferred tax assets                 2,713      36,931
                                            ---------   ---------
 Deferred tax liabilities
   Tax over book depreciation                  76,702      66,691
   Unrepatriated foreign profits               19,943      83,734
                                            ---------   ---------
     Total deferred tax liabilities            96,645     150,425
                                            ---------   ---------
   Net deferred tax liabilities             $ (93,932)  $(113,494)
                                            =========   =========


 NOTE 8 - EMPLOYEE BENEFIT PLAN

 Great American has a 401K plan for eligible employees. Contributions to the plan are determined on a discretionary basis by the Board of Directors. Great American made contributions of $30,830 and $25,666 during 2004 and 2003, respectively.


 NOTE 9 - COMMITMENTS AND CONTINGENCIES

 Great American leases its facility under an operating lease agreement with its majority stockholder which expires in 2010. Total rent expense was $215,000 and $222,084 in 2004 and 2003, respectively. Total minimum rental commitments as of December 31, 2004 are as follows: $226,403 in 2005, $237,723 in 2006, $249,609 in 2007 and $826,235 thereafter.

 Great American signs royalty agreement guarantees due to sports organizations and other commercial entities. Total minimum commitments under these guarantees are less than $20,000 as of December 31, 2004 and 2003.


 NOTE 10 - FOREIGN SALES

 Great American sells to Canada and various other countries. Total sales to Canada and other countries were $111,311 and $232,145 in 2004, and $141,916 and $113,412 in 2003.


 NOTE 11 - MAJOR CUSTOMERS AND VENDORS

 Great American sold 12 percent and 18 percent of its total sales to one customer in 2004 and 2003, respectively. Great American purchased 10 percent of its raw materials from two key vendors in 2004 and 11 percent of its raw materials from one key vendor in 2003, respectively. No other customer nor vendor accounted for 10 percent of sales or purchases during 2004 or 2003.