Form 10QSB
period 2005-03-31
DYNA GROUP INTERNATIONAL INC
filed 2005-05-16
CIK 844787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:    March 31, 2005

                                      Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________  to _________________

                       Commission file number: 0-17385

                        DYNA GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                       87-0404753
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  1661 S. Seguin Ave., New Braunfels, Texas                 78130
  -----------------------------------------               ----------
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

   [X] Yes     [ ] No

        The number of shares outstanding of the registrant's common stock as of March 31, 2005 was 7,474,258.

                                                                       Page 2
                         DYNA GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              (unaudited)
                                               March 31,       December 31,
           ASSETS                                2005              2004
                                              ----------        ----------
 Current Assets
   Cash                                      $    11,038       $   485,755
   Marketable Securities                         999,753                 -
   Accounts receivable, net of
     allowance of $50,837 and $17,340          1,651,694         1,996,612
   Inventory                                   2,814,298         2,293,389
   Receivable from equity-method
     foreign investee                                  -             7,740
   Prepaid expenses                               91,109           241,191
   Prepaid income taxes                           45,469                 -
   Deferred income tax                             2,713             2,713
   Other                                           2,182             2,634
                                              ----------        ----------
      Total Current Assets                     5,618,256         5,030,034

 Property and equipment, net of accumulated
   depreciation of $1,577,176 and $1,521,857     746,678           742,354
 Investment in equity-method foreign investee    336,563           299,970
 Cash surrender value of life insurance          152,559           152,559
 Note receivable from related party                6,940             9,661
                                              ----------        ----------
                                             $ 6,860,997       $ 6,234,578
                                              ==========        ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Bank revolving line of credit             $   629,000       $         -
   Accounts payable                              916,288           488,723
   Accrued expenses                              173,426           340,496
   Payable to equity-method foreign investee      39,628                 -
   Federal income tax payable                          -           252,032
                                              ----------        ----------
      Total Current Liabilities                1,758,342         1,081,251

   Deferred income tax                            83,280            96,645
                                              ----------        ----------
      Total Liabilities                        1,841,622         1,177,896
                                              ----------        ----------

 Commitments and Contingencies                         -                 -

 Stockholders' Equity
   Common stock, $.001 par value, 100,000,000
     shares authorized, 7,474,258 and
     7,474,258 shares issued and outstanding       7,474             7,474
   Paid in capital                               991,837           991,837
   Retained earnings                           4,020,311         4,057,371
   Other comprehensive loss                         (247)                -
                                              ----------        ----------
      Total Stockholders' Equity               5,019,375         5,056,682
                                              ----------        ----------
                                             $ 6,860,997       $ 6,234,578
                                              ==========        ==========

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
               Three Months Ended March 31, 2005 and 2004


                                                 2005              2004
                                              ----------        ----------
 Revenue                                     $ 3,220,677       $ 3,061,798

 Cost of sales                                 2,365,105         2,071,451
 Selling                                         351,623           380,663
 Royalties                                       250,588           182,530
 General & administrative                        373,383           318,190
                                             -----------        ----------
      Total operating expenses                 3,340,699         2,952,834
                                             -----------        ----------
      Operating income (loss)                   (120,022)          108,964

 Interest expense                                  2,998            (4,786)
 Equity in net income of unconsolidated
    Affiliate - joint venture                     72,593            58,333
                                              ----------        ----------
      Income (loss) before income taxes          (50,427)          162,511

 Income tax benefit (expense)                     13,365           (55,254)
                                              ----------        ----------
      Net income (loss)                          (37,062)          107,257

 Other comprehensive loss
      Unrealized loss on
        marketable securities                       (247)                -
                                              ----------        ----------
 Comprehensive income (loss)                 $   (37,309)      $   107,257
                                              ==========        ==========

 Basic and diluted earnings (loss) per share $      (.00)      $       .01

 Weighted average shares outstanding           7,474,258         7,487,591

                        DYNA GROUP INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                  Three Months Ended March 31, 2005 and 2004
                                  (unaudited)

                                                         2005         2004
                                                      ----------   ----------
 Cash Flows From Operating Activities
   Net income (loss)                                 $   (37,062) $   107,257
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation                                         58,841       67,172
     Earnings from equity-method foreign investee        (72,593)     (58,333)
     Net write-off slow moving inventory                (124,063)     153,707
     Bad debts                                            39,973       25,732
     Loss on the sale of fixed assets                      7,477            -
     Changes in:
      Accounts receivable                                304,946      432,762
      Inventory                                         (396,846)    (779,084)
      Due to/from equity-method foreign investee          83,368       16,687
      Prepaid expenses                                   150,082      146,762
      Prepaid income taxes                               (45,469)           -
      Other current assets                                   667          262
      Note receivable from related party                   2,505        2,505
      Accounts payable & accrued expenses                260,497       74,572
      Federal income tax payable                        (252,032)    (144,746)
      Deferred tax liability                             (13,365)           -
                                                      ----------   ----------
   Net Cash Provided by (Used in)
      Operating Activities                               (33,074)      45,255
                                                      ----------   ----------
 Cash Flows From Investing Activities
   Purchase of marketable securities                  (1,000,000)           -
   Purchase of property and equipment                    (78,143)     (53,140)
   Proceeds from the sale of fixed assets                  7,500            -
                                                      ----------   ----------
   Net Cash Used in Investing Activities              (1,070,643)     (53,140)
                                                      ----------   ----------
 Net Cash From Financing Activities
   Net change in bank revolving line of credit           629,000       79,910
   Re-purchase of stock                                        -      (10,000)
   Payments on note payable to stockholder                     -      (48,827)
                                                      ----------   ----------
 Cash Flows Provided by Financing Activities             629,000       21,083
                                                      ----------   ----------
 Net change in cash                                     (474,717)      13,198
      Cash at beginning of period                        485,755       72,672
                                                      ----------   ----------
      Cash at end of period                          $    11,038  $    85,870
                                                      ==========   ==========
 Supplemental Disclosures:
      Income taxes paid                              $   300,000  $   200,000
      Interest paid                                  $     2,998  $     4,786

                        DYNA GROUP INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited interim financial statements of Dyna Group International, Inc. "Dyna Group" have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Dyna Group's 2004 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

 Stock Compensation. Dyna Group adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

 Dyna Group applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Dyna Group financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, no compensation cost has been recognized for warrants or options granted to non-employees for services provided. There were 220,000 options granted to employees as of March 31, 2005. The following table illustrates the effect on net loss and net loss per share if Dyna Group had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     2004       2003
                                                  ---------   ---------
           Net income (loss) as reported         $  (37,062) $  107,257
           Add:  stock based compensation
                 determined under intrinsic
                 value-based method                       -           -
           Less: stock based compensation
                 determined under fair value-
                 based method                      (204,916)          -
                                                  ---------   ---------
           Pro forma net loss                    $ (241,978) $  107,257
                                                  =========   =========
           Basic and diluted net loss
            per common share:
            As reported                               $(.00)       $.01
            Pro forma                                  (.03)        .01

 The weighted average fair value of the stock options granted during the quarter ended March 31, 2005 and 2004 was $.90 and $.00, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 141.94%, and (4) zero expected dividends.


 NOTE 2  - STOCK COMPENSATION PLAN

 In February 2005, the Board of Directors adopted a 2005 Stock Compensation Plan ("the Plan") under which 750,000 shares of Dyna Group's common stock have been reserved for issuance to employees, officers, directors and consultants.

 Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Dyna Group's employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Dyna Group's employees and consultants. Options under the Plan may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

 During February 2005, 220,000 five year options were granted to employees. The exercise price was $1.04 and all 220,000 vested immediately. Option expense for the year ended December 31, 2004 was $0.

 Summary information regarding options is as follows:

                                                         Weighted
                                                          Average
                                            Options     Share Price
                                           --------     -----------
 Outstanding at December 31, 2004                 -        $   -

 Quarter ended March 31, 2005:
    Granted                                 220,000         1.04
    Exercised                                     -            -
                                           --------         ----
 Outstanding at March 31, 2005              220,000        $1.04
                                           ========         ====

 NOTE 3 - INVENTORIES

           Inventories consist of the following:

                                        March 31, 2005   December 31, 2004
                                        --------------   -----------------
           Raw materials-Pewter           $   146,621       $   172,597
           Pewter Manufacturing Items         752,595           509,060
           Items Purchased for Resale       1,202,384         1,257,891
           Supplies                           712,698           353,841
                                           ----------        ----------
                                          $ 2,814,298       $ 2,293,389
                                           ==========        ==========


 Item 2.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

 Liquidity and Capital Resources
 -------------------------------
 The Company's working capital ratio at March 31, 2005 was 3.20, which is lower from December 31, 2004 of 4.65. This is a result of an increase in inventories and marketable securities along with an increase accounts payable and bank credit line.

 During the first quarter of 2005 financing activities provided $629,000. The operating activities for the first quarter used $33,074.

 The inventory is stated net of obsolete inventory. Obsolete inventory is defined as an inventory for which no sales have been generated in the one year period preceding the latest Balance Sheet date. For period ending March 31, 2005, the obsolete inventory is $677,347, which is a decrease from $801,410 at December 31, 2004.

 The obsolete inventory activity for the 1st quarter is as follows: of the $801,410 obsolete inventory at December 31, 2004, $98,620 was sold and $189,729 was melted down and recast. We also identified additional $164,286 of obsolete inventory during the first quarter of 2005. This made the total obsolete inventory at March 31, 2005 $677,347.

 The royalty expense as a percentage of sales has increased from 6% in 2004 to 7.8% in 2005 for the three months ended. The increase is related to the product mix being sold. In 2004 for the three months ended, NFL and MLB sales were $656,382 as opposed to 2005 sales of $846,515.

 The General and Administration expenses increased in 2005, from 10.4% of sales in 2004 to 11.6% in 2005. We have experienced the normal economy increases in expenses such as real estate and property taxes and insurance expenses.

 As of March 31, 2005, there are no material commitments for future capital expenditures, and management does not anticipate any major expenditures in the foreseeable future. It is management's belief that the Company's present facilities will be adequate to meet our current and future needs.

 Results of Operations
 ---------------------
 Net sales for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 increased $158,879 or 5.2%. This increase is primarily from higher buckle sales. Buckle sales during the first quarter of 2004 were $362,665 and $575,848 in 2005.

 The gross profit margin percent decreased to 26.56% as compared to 32.4% in 2004. The cost of goods sold was higher due to the rising price of pewter. During the first quarter of 2004 the contracted price of pewter was $2.70 per pound. This price has increased steadily, and the current contracted price per pound is $4.40.

 The total selling, general and administrative expenses increased by 3.74%, from $698,853 in 2004 to $725,006 in 2005. This increase is reflected in higher insurance and bad debt expenses incurred during the first quarter.

 For the first quarter of 2005, the Company's net loss was $37,062 as compared to the net income for 2004 of $107,257. The gross profit margin was lower due to the rising price of pewter and product mix sold this quarter, which affected our net earnings.


 Item 3. Legal Proceeding
 ------------------------
     None.


 Item 4.  Controls and Procedures
 --------------------------------
 As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting


                                SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DYNA GROUP INTERNATIONAL, INC.
                                  (Registrant)

 Date:  May 16, 2005              /s/ Roger R. Tuttle
                                  --------------------------------------
                                  (Signature)
                                  Roger R. Tuttle, Chairman of the Board
                                  and Chief Executive Officer